Form 10QSB
period 1996-06-30
NETVANTAGE INC
filed 1996-08-13
CIK 934620

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act For the
       transition period from          to

Commission file number 0-25992

                                NetVantage, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                       95-4324525
(State or Other Jurisdiction of                (IRS Employer Identification No.)
         Incorporation)

             201 Continental Boulevard, El Segundo, California 90245
                    (Address of Principal Executive Offices)

                                 (310) 726-4130
                (Issuer's Telephone Number, Including Area Code)


- --------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1996 - 3,029,418 Class A Common Shares

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

ITEM 1.  FINANCIAL STATEMENTS

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                         June 30,          December 31,
                                                                           1996                1995
                                                                           ----                ----
                                     ASSETS                            (unaudited)
Current assets:
     Cash                                                               $   105,866         $   482,535
     Accounts receivable, net of allowance of $3,117 and $12,010          4,363,183
     Inventory                                                            2,583,766           1,010,563
     Prepaid expenses and other assets                                       84,811              24,426
                                                                        -----------         -----------
     Total current assets                                                 7,137,626           1,602,359
Property, plant and equipment                                             1,246,888             337,705
Other assets                                                                408,904
                                                                        -----------         -----------
     Total assets                                                       $ 8,793,418         $ 1,940,064
                                                                        ===========         ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                   $ 4,418,813         $   510,780
     Accrued expenses                                                       156,527             108,791
     Due to related parties                                                 468,479              18,479
                                                                        -----------         -----------
     Total current liabilities                                            5,043,819             638,050
                                                                        -----------         -----------
Commitments and contingencies

Stockholders' equity (deficit)
     Preferred stock, par value $0.01 per share,
      5,000,000 shares authorized, none issued
     Class A Common Stock, par value $0.001 per share,
      17,000,000 shares authorized, 2,798,328 and 1,890,000
      issued and outstanding, respectively                                    2,798               1,890
     Class B Common Stock, convertible into class A common
      stock, par value $0.001 per share, 1,800,000 shares
      authorized, 541,029 issued                                                541                 541
     Class E Common Stock, convertible into Class B common
      stock, par value $0.001 per share, 1,200,000 shares
      authorized, 1,082,057 issued; all shares are held in escrow             1,082               1,082
     Additional paid-in-capital - Other                                  17,046,836          11,647,739
     Additional paid-in capital - Issuance of  warrants                   1,152,185           1,152,185
     Deficit accumulated during the development stage                   (14,453,843)        (11,501,423)
                                                                        -----------         -----------
     Total stockholders' equity                                           3,749,599           1,302,014
                                                                        -----------         -----------
     Total liabilities and stockholders' equity                         $ 8,793,418         $ 1,940,064
                                                                        ===========         ===========



               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                             Period from
                                                                                           March 12, 1991
                                                                                           (inception) to
                                                        Three Months Ended June 30,            June 30,
                                                           1995              1996                1996
                                                           ----              ----                ----
Revenues:
     Sales of product                                 $   566,309        $ 4,784,527        $  7,305,671
     Services                                                                                     85,293
                                                      -----------        -----------        ------------
                                                          566,309          4,784,527           7,390,964
Costs and expenses:
     Cost of revenue                                      383,223          4,490,329           7,123,890
     Research and development                             342,826            778,443           6,080,708
     Marketing and selling                                375,662            444,335           2,612,859
     General and administrative                           458,201            663,469           4,805,830
     Licensee fee to CircuitPath Networks
       Systems Corporation                                580,000                                580,000
                                                      -----------        -----------        ------------
                                                        2,139,912          6,376,576          21,203,287
                                                      -----------        -----------        ------------

Loss from operations                                   (1,573,603)        (1,592,049)        (13,812,323)

Interest income                                            24,485             30,362             181,131
Interest expense                                          (99,216)                              (348,420)
                                                      -----------        -----------        ------------
Loss before extraordinary item                         (1,648,334)        (1,561,686)        (13,979,612)

Extraordinary item: Extinguishment
     of debt                                             (474,231)                              (474,231)
                                                      ===========        ===========        ============
Net Loss                                              $(2,122,565)       $(1,561,686)       $(14,453,843)
                                                      ===========        ===========        ============
Net Loss Per Share:
     Loss before extraordinary item                   $     (1.06)       $     (0.46)
                                                      ===========        ===========
     Extraordinary item: Extinguishment of debt       $     (0.30)
                                                      ===========
     Net Loss                                         $     (1.36)       $     (0.46)
                                                      ===========        ===========

Weighted average number of shares outstanding           1,558,886          3,407,619
                                                      ===========        ===========


               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                          1995               1996
                                                          ----               ----
Revenues:
     Sales of product                                 $ 1,079,293        $ 5,790,429
     Services                                              30,000
                                                      -----------        -----------
                                                        1,109,293          5,790,429
Costs and expenses:
     Cost of revenue                                      733,079          5,388,678
     Research and development                             530,810          1,629,598
     Marketing and selling                                492,926            688,590
     General and administrative                           823,252          1,098,577
     Licensee fee to CircuitPath Networks
       Systems Corporation                                580,000
                                                      -----------        -----------
                                                        3,160,067          8,805,443
                                                      -----------        -----------
Loss from operations                                   (2,050,774)        (3,015,014)

Interest income                                            25,131             62,594
Interest expense                                         (253,611)
                                                      -----------        -----------
Loss before extraordinary item                         (2,279,254)        (2,952,420)

Extraordinary item: Extinguishment
     of debt                                             (474,231)
                                                      -----------        -----------
Net Loss                                              $(2,753,485)       $(2,952,420)
                                                      ===========        ===========
Net Loss Per Share:
     Loss before extraordinary item                   $     (2.17)       $     (0.98)
                                                      ===========        ===========
     Extraordinary item: Extinguishment of debt       $     (0.45)
                                                      ===========
     Net Loss                                         $     (2.62)       $     (0.98)
                                                      ===========        ===========

Weighted average number of shares outstanding           1,052,769          3,018,430
                                                      ===========        ===========


               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                      Period from
                                                                      Six Months Ended               March 12, 1991
                                                                          June 30,                   (Inception) to
                                                                          --------                        June 30,
                                                                   1995               1996                1996
                                                                   ----               ----                ----
Cash flows from operating activities:
     Net Loss                                                  $(2,753,485)       $(2,952,420)       $(14,453,843)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                               35,681            120,603             334,538
        Amortization and write off of deferred rent                 40,993                                273,900
        Amortization of debt discount and deferred
            debt issue costs including write off
            upon extingishment                                     691,639                                718,034
        Accrued interest, long term                                                                        66,346
        Allowance for returns and doubtful accounts                 62,926                                 20,904
        Compensation recorded upon issuance of options                                                     27,000
        Common stock and warrants issued for goods
            and services                                                                                  155,513
        Changes in current assets and liabilities:
            Accounts receivable                                   (381,002)        (4,278,348)         (4,384,087)
            Inventory                                             (449,778)        (1,573,203)         (2,583,766)
            Prepaid expenses and other assets                       22,738            (60,385)            (84,811)
            Accounts payable                                      (193,567)         3,908,033           4,418,813
            Accrued expenses                                        21,965             47,736             156,527
            Due to related parties                                (218,894)           450,000             940,593
                                                               -----------        -----------        ------------
            Net cash used in operating activities               (3,120,784)        (4,337,985)        (14,394,340)
                                                               -----------        -----------        ------------
Investing activities:
     Purchase of property, plant and equipment                    (139,811)        (1,029,785)         (1,581,425)
     Cash expended in acquisition of MultiMedia, LANs                                  (8,904)             (8,904)
                                                               -----------        -----------        ------------
                                                                  (139,811)        (1,038,684)         (1,590,324)
                                                               -----------        -----------        ------------
Financing activities:
     Proceeds from issuance of bridge notes payable
         and related warrants, net of debt issue costs             340,500                                862,500
     Proceeds from issuance of convertible notes payable                                                1,523,000
     Proceeds from issuance of common stock                      7,503,900          5,000,000          14,705,030
     Payment of bridge notes                                    (1,000,000)                            (1,000,000)
     Deferred offering costs                                      (390,168)                                    --
                                                               -----------        -----------        ------------
             Net cash provided by financing activities           6,454,232          5,000,000          16,090,530
                                                               -----------        -----------        ------------
Increase (decrease) in cash                                      3,193,637           (376,669)            105,866
Cash at beginning of period                                        199,630            482,535
                                                               -----------        -----------        ------------
Cash at end of period                                          $ 3,393,267        $   105,866        $    105,866
                                                               ===========        ===========        ============

               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - THE COMPANY

         NetVantage, Inc. ("NetVantage" or the "Company") is engaged in the development, manufacture and sale of Ethernet switching devices designed to increase the information handling capacity of Local Area Networks.

Interim Financial Data

         The interim financial information is unaudited; however in the opinion of the Company, the interim data includes all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The interim financial information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-KSB and the quarterly report on Form 10-QSB for the three months ended March 31, 1996.

Revenue Recognition and Sales to Major Customers

         Revenue from shipments to OEMs is recognized upon shipment to OEMs. Revenue from shipments to distribution channels is recognized when the Company is able to determine that successful sellthrough to end users will occur.

         Sales to two major customers amounted to 69% and 18%, respectively, of net sales for the three month period ended June 30, 1996.

NOTE 2 - NET LOSS PER SHARE

         The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the six months ended June 30, 1996, and excludes all shares of Class E Common Stock outstanding, or subject to option, because all such shares of stock are subject to escrow and the conditions for the release from escrow have not been satisfied.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all options and warrants granted and common shares issued since September 30, 1993 through the date of the public offering, and not included in the escrow arrangement have been included as outstanding for all periods prior to the public offering using the treasury stock method and the public offering price per share.

NOTE 3 - PUBLIC OFFERING

     On May 3, 1995, the Company completed an initial public offering of 1,500,000 units and on June 5, 1995, the Company completed an offering of the underwriter's overallotment of 225,000 units. The offering price was $5.00 per unit for total gross proceeds of $8,825,000 or $7,503,750 after Underwriters commission. Each unit comprises one share of the Company's Class A Common Stock, one Class A warrant and one Class B warrant (the "Units"). Upon exercise, the Class A warrants entitle the holder to purchase one share (adjusted to 1.05 shares as of January 10, 1996) of Class A Common Stock for $6.50 (adjusted to $6.21 as of January 10, 1996) and receive one Class B warrant. Class B warrants entitle the holder to purchase one share (adjusted to 1.05 shares as of January 10, 1996) of Class A Common Stock for $7.75 (adjusted to $7.41 as of January 10, 1996).

         In addition, the Underwriter purchased for nominal consideration a Unit Purchase Option to purchase up to 150,000 units at an exercise price of $6.75 per Option Unit.

         In anticipation of the public offering the Company completed, in January 1995, a private placement of $1,000,000 in promissory notes. These notes were repaid from the proceeds of the public offering in May 1995. As a part of the issuance of the promissory notes the Company issued 500,000 Class A warrants to the note holders which are identical in all respects to the warrants issued in the public offering.

         As a condition of the initial public offering, all shares of the Company's Class B and E Common Stock and all shares of Class B and E Common Stock issuable upon exercise of outstanding options are subject to an escrow agreement. With respect to the Class B Common Stock and related options, the shares were released from escrow on June 3, 1996. With respect to the Class E Common Stock and related options, the shares are released from escrow upon the attainment of certain earnings levels or market price targets (Note 6).

NOTE 4 - PRIVATE PLACEMENTS AND OTHER EQUITY TRANSACTIONS

         On July 25, 1995, the Company completed a private sale of 165,000 shares of its Class A Common Stock to UB Networks for $5.25 per share, the fair market price, for total proceeds of $866,250. At the same time UB Networks and the Company signed an OEM agreement for certain products under development by the Company.

         On January 10, 1996, the Company completed a private sale of 854,993 previously unissued shares of its Class A Common Stock to two individuals for $5.848 per share, the fair market price based on the average closing bid and ask prices preceding the transaction date, for net proceeds of $5,000,000.

         On April 30, 1996, the Company acquired all of the outstanding capital stock of MultiMedia LANs, Inc., a North Carolina corporation, in exchange for 53,334 shares of the Company's previously authorized but unissued Class A Common Stock. The closing price of the Company's Class A Common Stock at April 30, 1996 was $7.50 per share, for accounting purposes the acquisition has been treated as a purchase. At the date of the closing MultiMedia LANs merged into the Company.

         On June 3, 1996, the Company's Class B Common Stock was released from Escrow (See Note 3). At the option of the holder Class B Common shares can be exchanged for Class A Common shares on a one share for one share basis. As of July 31, 1996 approximately 83,542 shares of Class B Common had been exchanged for Class A Common.

NOTE 5 - INVENTORY

                                      June 30,       December 31,
                                        1996             1995
                                        ----             ----
Finished goods                       $   22,100       $  178,800
Work in process                       1,597,021
Parts and materials                     964,645          831,763
                                     ----------       ----------
                                     $2,583,766       $1,010,563
                                     ==========       ==========

NOTE 6 - CLASS E COMMON STOCK ESCROW ARRANGEMENT

         In connection with the initial public offering of Units of the Company securities, all outstanding shares of Class E Common Stock were placed into escrow by existing stockholders. All shares of Class E Common Stock placed in escrow, including those shares which may be issued upon exercise of options ("Escrowed Contingent Shares") are not transferable (but may be voted) and will be released from escrow in the event net income before provision for income taxes, and exclusive of any extraordinary earnings or charges and the compensation charges discussed in the next paragraph, reaches certain targets during the next three years (the first 600,000 shares will be released if pretax income exceeds $4.3 million, $5.8 million, or $7.2 million in fiscal years 1996, 1997 or 1998, respectively and the remaining 600,000 will be released if pretax income exceeds $5.3 million, $7.1 million, or $8.9 million in fiscal year 1996, 1997 or 1998, respectively); or the market price of the common stock reaches specified levels over the next three years (the first 600,000 shares will be released if commencing at the effective date and ending 18 months thereafter, the bid price of the Company's common stock averages in excess of $13.33 per share for 30 consecutive business days, or commencing 18 months after the effective date and ending 36 months after the effective date, the bid price averages $16.67 per share for 30 consecutive business days and the remaining 600,000 shares will be released if commencing at the effective date and ending 18 months thereafter, the bid price of the Company's common stock averages in excess of $18.50 per share for 30 consecutive business days or commencing 18 months after the effective date and ending 36 months after the effective date, the bid price averages in excess of $23.50 for 30 consecutive business days). Any options to purchase common stock shall be deemed converted into similar options to acquire Class B and E Common Stock in the same proportion that outstanding Class E common is converted upon attaining the specified earnings or market price levels.

         The release of the Escrowed Contingent Shares held by employees, officers, directors, consultants and their relatives will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of the Escrowed Contingent Shares recorded ratably over the period beginning on the date when management determines that any of the specified events are likely to occur and ending on the date on which the securities are released. At the time a goal is attained, compensation expense will be recorded in a one-time charge to reflect the then fair market value of the shares released from escrow. Such shares could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded.

         All Escrowed Contingent Shares that have not been released from escrow by March 31, 1999 will be redeemed by the Company at a redemption price of $.01 per share. Any dividends or other distributions made with respect to Escrowed Contingent Shares not released from escrow will be forfeited and contributed to the capital of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

General

         In mid 1994, the Company introduced its 8 port NV7500 Ethernet Switch and began commercial shipments of this product in late 1994. In 1995, the Company attempted to market this product through both distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company changed its strategic marketing emphasis to OEM customers and discontinued its efforts to market through distribution channels. In the first quarter of 1996 the Company completed its second product, a 16 port Ethernet switch with uplink capability. Substantially all of the revenue in the six months ended June 30, 1996, is from the 16 port Ethernet products including 100 Base T and 100 VG uplinks. Also during this period the production and sale of the 8 port NV7500 product was discontinued. Same quarter comparisons with 1995 are not generally meaningful due to the strategic shift in the Company's sales and marketing activities and the introduction in 1996 of the 16 port Ethernet switch products. Therefore the analysis provided below will generally compare the second quarter ended June 30, 1996 with the first quarter ended March 31, 1996 unless a prior year comparison is considered helpful to the reader.
This Management Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Actual results could differ materially.

Results of Operations

         Sales of the Company's 16 port Ethernet switch products for the three months ended June 30, 1996, were $4,784,527 compared to sales for the three months ended March 13, 1996 of $1,005,902 an increase of 376%. Sales to a major customer represented 49% and 69%, respectively, in the first and second quarter of 1996. Sales in the three months ended June 30, 1995, were $566,309 all of which were sales of the Company's 8 port NV7500 Ethernet Switch. The increase of $4,218,218 or 745%, reflects a greater demand for the Company's 16 port Ethernet switch compared to the 8 port switch. The Company began the third quarter of 1996 with confirmed backlog of $8.9 million.

         Cost of revenue in the three months ended June 30, 1996, was $4,490,329 or 94% of revenue. Cost of revenue in the three months ended March 31, 1996 was $898,348 or 90% of revenue. Cost of revenue in the three months ended June 30, 1995 was $383,223 or 68% of revenue. The increase in the cost of revenue as a percentage of revenue in the three months ended June 30, 1996, was due to a large concentration of sales to one customer of a particular product which had low profit margin. In the third quarter the manufacturing cost of this product is expected to be lower and the concentration in sales of this product is expected to decline dramatically as sales of higher margin products to a greater number of customers increase. Manufacturing costs in the quarter were also impacted, but to a lesser extent, by increased staffing and costs associated therewith, such as recruitment costs and moving allowances, as the Company increased its support staff to manage the increasing manufacturing demands on the Company's contract manufacturers.

         Research and development in the three months ended June 30, 1996, was $778,443 compared to $851,156 in the three months ended March 31, 1996 and $342,826 in the three months ended June 30, 1995. The decrease over the first quarter of $72,713 or 9% is the result of a decline in consulting costs as products reached the production stage and the need for concentrated help from consultants diminished. The increase in research and development expense over the second quarter of 1995 of $435,617 or 128% was the due to increased staffing to support the Company's OEM strategy. At June 30, 1995 the engineering department consisted of 13 persons and at June 30, 1996 the staffing had increased to 19 of which a larger portion of the staff was more experienced and therefore higher paid.

         Marketing and selling expense was $444,335 for the three months ended June 30, 1996, compared with $ 244,255 for the three months ended March 31, 1996 and $375,262 for the three months ended June 30, 1995. The increase of $200,080 or 82% over the first quarter of 1996 was due to commissions on higher sales and increased staff to support the Company's OEM marketing activities.

         General and administrative expense for the three months ended June 30, 1996 was $663,469 compared with $435,108 for the three months ended March 31, 1996 and $458,201 for the three months ended June 30, 1995. The increase of $228,361 or 53% in the second quarter compared to the first quarter of 1996 was due to Delaware tax on capital, increase insurance costs due to higher limits, moving expenses on relocation to new quarters, non recurring security costs during construction of leasehold improvements while the Company occupied the new premises, and costs of investors relations including annual report preparation, Company newsletter, travel and expense of investor meetings.

Liquidity and Capital Resources

         The Company has incurred losses for the period from March 12, 1991 (inception) through June 30, 1996 of $14,451,973. The Company may to continue to incur losses until such time as sufficient sales volume at adequate gross margins is achieved to cover indirect operating costs.

         Cash at June 30, 1996, was $105,866, representing an decrease of $376,669, compared to December 31, 1995. Working capital at June 30, 1996, increased $1,129,499 or 118%, compared to December 31, 1995 due to increased investment in receivables and inventory which was financed by increased payables and the private sale of 854,993 shares of the Company's Class A Common Stock for net proceeds of $5,000,000 in January 1996. In July 1996, the Company received initial funding against a $2,000,000 working capital line of credit. As of August 9, 1996, the Company had received $1,520,650 representing the proceeds from the issuance of 244,871 shares of Class A Common Stock upon the voluntary exercise of Class A Warrants.

         Accounts receivable at June 30, 1996, were $4,363,183, an increase of $4,278,348 compared to December 31, 1995. The increase is due to increased sales.

         Inventory increased by $1,573,203 to $2,583,766 at June 30, 1996, compared with December 31, 1995. The inventory increase was in support of orders received for third quarter shipments.

         The Company believes that its existing cash and the existing bank line of credit are sufficient to meet the liquidity requirements of the Company through the end of the third quarter. However, because of the rapid growth in the Company's revenues and the associated increase in inventory the Company did not meet one of the measurement ratios required by the Company's bank at June 30, 1996 and at July 31, 1996 the Company also failed to meet the required ratio.

The Company believes the bank is well collateralized on its loan and has requested an amendment to the required ratio and an increase in the line of credit to $5 million. After a preliminary conversation the bank has informally indicated a willingness to adjust the ratio and to increase the line of credit to $5 million. There can be no assurance that the bank will formally grant the Company's requests or that the Company can generate sufficient revenues from product sales to satisfy its working capital needs in the future. Therefore the Company may need to seek additional credit, alternative financing and/or further equity investment. The sources of such credit or equity investment may include increased lines of credit, factoring of receivables, extended credit terms by vendors and/or additional exercise of outstanding warrants; however, there can be no assurances that these sources will be available. The Company may also seek additional public offerings and/or private placements of its securities. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's cost reductions efforts for its existing products and its research and development program for the development of new products and applications, the level of resources devoted by the Company to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

                                NETVANTAGE, INC.


                            PART II OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

            For the quarter ended June 30, 1996 the Registrant filed two reports on Form 8-K. The first was dated, May 7, 1996, and described the acquisition of Multimedia LANs, Inc. for 53,334 shares of the Registrant's previously authorized but unissued Class A Common Stock. The second was dated June 27, 1996 and concerned a notification of all warrantholders of the Registrant's Class A and Class B Warrants of an adjustment to the conversion price and the number of Class A Common shares to be issued for each warrant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetVantage, Inc.



Date:    August 12, 1996                       /s/ Stephen R. Rizzone
                                        --------------------------------------
                                          Stephen R. Rizzone, President & CEO


Date:    August 12, 1996                         /s/ Thomas V. Baker
                                        --------------------------------------
                                        Thomas V. Baker, Vice President & CFO