Form 10QSB/A
period 1996-06-30
NETVANTAGE INC
filed 1996-11-13
CIK 934620

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ________ to ________

Commission file number 0-25992

                                NetVantage, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                   95-4324525
----------------------------             ---------------------------------
(State or Other Jurisdiction             (IRS Employer Identification No.)
      of Incorporation)


            201 Continental Boulevard, El Segundo, California 90245
            -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (310) 726-4130
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1996 - 3,029,418 Class A Common Shares

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

NetVantage, Inc. hereby amends Items 1 and 2 of Part I of its statement on Form 10-QSB for its second quarter ended June 30, 1996 as follows:

ITEM 1.  FINANCIAL STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEET

                                                                             June 30,          December 31,
                                                                               1996                1995
                                                                           ------------       --------------
                                   ASSETS                                   (unaudited
                                                                            restated)
Current assets:
    Cash                                                                   $    105,866         $    482,535
    Accounts receivable, net of allowance of $3,117 and $12,010               4,363,183               84,835
    Inventory                                                                 2,583,766            1,010,563
    Prepaid expenses and other assets                                            84,811               24,426
                                                                           ------------         ------------
    Total current assets                                                      7,137,626            1,602,359
Property, plant and equipment                                                 1,246,888              337,705
Other assets                                                                    408,904
                                                                           ------------         ------------
    Total assets                                                           $  8,793,418         $  1,940,064
                                                                           ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                       $  5,441,963         $    510,780
    Accrued expenses                                                            156,527              108,791
    Due to related parties                                                      468,479               18,479
                                                                           ------------         ------------
    Total current liabilities                                                 6,066,969              638,050
                                                                           ------------         ------------

Commitments and contingencies

Stockholders' equity (deficit)
    Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized, none issued
    Class A Common Stock, par value $0.001 per share,
     17,000,000 shares authorized, 2,798,328 and 1,890,000
     issued and outstanding, respectively                                         2,798                1,890
    Class B Common Stock, convertible into class A common
     stock, par value $0.001 per share, 1,800,000 shares
     authorized, 541,029 issued                                                     541                  541
    Class E Common Stock, convertible into Class B common
     stock, par value $0.001 per share, 1,200,000 shares
     authorized, 1,082,057 issued; all shares are held in escrow                  1,082                1,082
    Additional paid-in-capital - Other                                       17,046,836           11,647,739
    Additional paid-in capital - Issuance of  warrants                        1,152,185            1,152,185
    Deficit accumulated during the development stage                        (15,476,993)         (11,501,423)
                                                                           ------------         ------------
    Total stockholders' equity                                                2,726,449            1,302,014
                                                                           ------------         ------------
    Total liabilities and stockholders' equity                             $  8,793,418         $  1,940,064
                                                                           ============         ============


               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)


                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                                                           Period from
                                                                                                          March 12, 1991
                                                                  Three Months Ended June 30,             (inception) to
                                                              -----------------------------------            June 30,
                                                                 1995                  1996                    1996
                                                              -------------         -------------         --------------
                                                                                     (Restated)             (Restated)
Revenues:
    Sales of product                                          $     566,309         $   4,784,527         $    7,305,671
    Services                                                                                                      85,293
                                                              -------------         -------------         --------------
                                                                    566,309             4,784,527              7,390,964
Costs and expenses:

    Cost of revenue                                                 383,223             5,513,479              8,147,040
    Research and development                                        342,826               778,443              6,080,708
    Marketing and selling                                           375,662               444,335              2,612,859
    General and administrative                                      458,201               663,469              4,805,830
    Licensee fee to CircuitPath Networks
      Systems Corporation                                           580,000                                      580,000
                                                              -------------         -------------         --------------
                                                                  2,139,912             7,399,726             22,226,438
                                                              -------------         -------------         --------------

Loss from operations                                             (1,573,603)           (2,615,199)           (14,835,473)

Interest income                                                      24,485                30,362                181,131
Interest expense                                                    (99,216)                                    (348,420)
                                                              -------------         -------------         --------------
Loss before extraordinary item                                   (1,648,334)           (2,584,837)           (15,002,762)

Extraordinary item: Extinguishment
    of debt                                                        (474,231)                                    (474,231)
                                                              -------------         -------------         --------------
Net Loss                                                      $  (2,122,565)        $  (2,584,837)        $  (15,476,993)
                                                              =============         =============         ==============
Net Loss Per Share:
    Loss before extraordinary item                            $       (1.06)        $       (0.76)
                                                              =============         =============
    Extraordinary item: Extinguishment of debt                $       (0.30)
                                                              =============
    Net Loss                                                  $       (1.36)        $       (0.76)
                                                              =============         =============
Weighted average number of shares outstanding                     1,558,886             3,407,619
                                                              =============         =============



               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)


                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                               Six Months Ended June 30,
                                                                       ----------------------------------------
                                                                           1995                        1996
                                                                       -----------                  -----------
                                                                                                     (Restated)
Revenues:
    Sales of product                                                   $ 1,079,293                  $ 5,790,429
    Services                                                                30,000
                                                                       -----------                  -----------
                                                                         1,109,293                    5,790,429
Costs and expenses:
    Cost of revenue                                                        733,079                    6,411,828
    Research and development                                               530,810                    1,629,598
    Marketing and selling                                                  492,926                      688,590
    General and administrative                                             823,252                    1,098,577
    Licensee fee to CircuitPath Networks
      Systems Corporation                                                  580,000
                                                                       -----------                  -----------
                                                                         3,160,067                    9,828,594
                                                                       -----------                  -----------
Loss from operations                                                    (2,050,774)                  (4,038,164)
Interest income                                                             25,131                       62,594
Interest expense                                                          (253,611)
                                                                       -----------                  -----------
Loss before extraordinary item                                          (2,279,254)                  (3,975,570)
Extraordinary item: Extinguishment
    of debt                                                               (474,231)
                                                                       -----------                  -----------
Net Loss                                                               $(2,753,485)                 $(3,975,570)
                                                                       ===========                  ===========
Net Loss Per Share:
    Loss before extraordinary item                                     $     (2.17)                 $     (1.32)
                                                                       ===========                  ===========
    Extraordinary item: Extinguishment of debt                         $     (0.45)
                                                                       ===========                  ===========
    Net Loss                                                           $     (2.62)                 $     (1.32)
                                                                       ===========                  ===========
Weighted average number of shares outstanding                            1,052,769                    3,018,430
                                                                       ===========                  ===========



               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                                                       Period from
                                                                    Six Months Ended                  March 12, 1991
                                                                        June 30,                      (Inception) to
                                                            --------------------------------             June 30,
                                                                1995               1996                    1996
                                                            ------------     ---------------          --------------
                                                                               (Restated)               (Restated)
Cash flows from operating activities:
    Net Loss                                                $ (2,753,485)    $    (3,975,570)         $  (15,476,993)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
         Depreciation and amortization                            35,681             120,603                 334,538
         Amortization and write off of deferred rent              40,993                                     273,900
         Amortization of debt discount and deferred
             debt issue costs including write off
             upon extingishment                                  691,639                                     718,034
         Accrued interest, long term                                                                          66,346
         Allowance for returns and doubtful accounts              62,926                                      20,904
         Compensation recorded upon issuance of options                                                       27,000
         Common stock and warrants issued for goods
             and services                                                                                    155,513
         Changes in current assets and liabilities:
            Accounts receivable                                 (381,002)         (4,278,348)             (4,384,087)
            Inventory                                           (449,778)         (1,573,203)             (2,583,766)
            Prepaid expenses and other assets                     22,738             (60,385)                (84,811)
            Accounts payable                                    (193,567)         (4,931,183)             (5,441,963)
            Accrued expenses                                      21,965              47,736                 156,527
            Due to related parties                              (218,894)            450,000                 940,593
                                                            ------------     ---------------          --------------
              Net cash used in operating activities           (3,120,784)         (4,337,985)            (14,394,340)
                                                            ------------     ---------------          --------------
Investing activities:
    Purchase of property, plant and equipment                   (139,811)         (1,029,785)             (1,581,425)
    Cash expended in acquisition of MultiMedia, LANs                                  (8,904)                 (8,904)
                                                            ------------     ---------------          --------------
                                                                (139,811)         (1,038,684)             (1,590,324)
                                                            ------------     ---------------          --------------
Financing activities:
    Proceeds from issuance of bridge notes payable
        and related warrants, net of debt issue costs            340,500                                     862,500
    Proceeds from issuance of convertible notes payable                                                    1,523,000
    Proceeds from issuance of common stock                     7,503,900           5,000,000              14,705,030
    Payment of bridge notes                                   (1,000,000)                                 (1,000,000)
    Deferred offering costs                                     (390,168)                                          -
                                                            ------------     ---------------          --------------
              Net cash provided by financing activities        6,454,232           5,000,000              16,090,530
                                                            ------------     ---------------          --------------
Increase (decrease) in cash                                    3,193,637            (376,669)                105,866
Cash at beginning of period                                      199,630             482,535
                                                            ------------     ---------------          --------------
Cash at end of period                                       $  3,393,267     $       105,866          $      105,866
                                                            ============     ===============          ==============


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

Restatement

         The Company has restated its second quarter results. The restatement was necessitated by the failure to accrue the cost of purchased components of approximately $1 million. The error was discovered during the process of closing the accounts for September 30, 1996; the Company believes that its newly implemented Manufacturing Requirements Planning system assisted in discovering the error. As a consequence, the Company has restated the second quarter ended June 30, 1996 as follows. The cost of revenue for the three months increased $1,023,150 from $4,490,329 to $5,513,479 and accounts payable at June 30, 1996 increased from $4,418,813 to $5,541,963. The previously reported net loss for the three months ended June 30, 1996 has been restated from $(1,561,686) or $(0.46) per share to $(2,584,837) or $(0.76) per share.
The net loss for the six months ended June 30, 1996 has also been restated from $(2,952,420) or $(0.98) per share to $(3,975,570) or $(1.32) per share.

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


NOTE 5 - INVENTORY

                                                                June 30,           December 31,
                                                                  1996                 1995
                                                              ------------         -----------
          Finished goods                                      $     22,100         $   178,800
          Work in process                                        1,597,021
          Parts and materials                                      964,645             831,763
                                                              ------------         -----------
                                                              $  2,583,766         $ 1,010,563
                                                              ============         ===========

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

Restatement

The Company has restated its second quarter results. The restatement was necessitated by the failure to accrue the cost of purchased components of approximately $1 million. The error was discovered during the process of closing the accounts for September 30, 1996; the Company believes that its newly implemented Manufacturing Requirements Planning system assisted in discovering the error. As a consequence, the Company has restated the second quarter ended June 30, 1996 as follows. The cost of revenue for the three months increased $1,023,150 from $4,490,329 to $5,513,479 and accounts payable at June 30, 1996 increased from $4,418,813 to $5,541,963. The previously reported net loss for the three months ended June 30, 1996 has been restated from $(1,561,686) or $(0.46) per share to $(2,584,837) or $(0.76) per share.
The net loss for the six months ended June 30, 1996 has also been restated from $(2,952,420) or $(0.98) per share to $(3,975,570) or $(1.32) per share. The discussion that follows includes the effects of that restatement.


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

         Cost of revenue in the three months ended June 30, 1996, was $4,490,329 or 116% of revenue. Cost of revenue in the three months ended March 31, 1996 was $898,348 or 90% of revenue. Cost of revenue in the three months ended June 30, 1995 was $383,223 or 68% of revenue. The increase in the cost of revenue as a percentage of revenue in the three months ended June 30, 1996, was due to a large concentration of sales to one customer of a particular product which had negative profit margin. In the third quarter the manufacturing cost of this product is expected to be lower and the concentration in sales of this product is expected to decline dramatically as sales of higher margin products to a greater number of customers increase. Manufacturing costs in the quarter were also impacted, but to a lesser extent, by increased staffing and costs associated therewith, such as recruitment costs and moving allowances, as the Company increased its support staff to manage the increasing manufacturing demands on the Company's contract manufacturers.

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

         Marketing and selling expense was $444,335 for the three months ended June 30, 1996, compared with $244,255 for the three months ended March 31, 1996 and $375,262 for the three months ended June 30, 1995. The increase of $200,080 or 82% over the first quarter of 1996 was due to commissions on higher sales and increased staff to support the Company's OEM marketing activities.

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


Liquidity and Capital Resources

         The Company has incurred losses for the period from March 12, 1991 (inception) through June 30, 1996 of $15,476,993. The Company may to continue to incur losses until such time as sufficient sales volume at adequate gross margins is achieved to cover indirect operating costs.

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

NetVantage, Inc.



Date:  November 12, 1996                    /s/ Stephen R. Rizzone
     -----------------------     ----------------------------------------------
                                      Stephen R. Rizzone, President & CEO

Date:  November 12, 1996                      /s/ Thomas V. Baker
     -----------------------     ----------------------------------------------
                                      Thomas V. Baker, Vice President & CFO
                                   (Principal Financial and Accounting Officer)