Form 10QSB
period 1996-09-30
NETVANTAGE INC
filed 1996-11-13
CIK 934620

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended September 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ________ to ________

Commission file number 0-25992

                                NetVantage, Inc.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                 95-4324525
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of            (IRS Employer Identification No.)
           Incorporation)

            201 Continental Boulevard, El Segundo, California 90245
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 726-4130
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1996 - 5,829,323 Class A Common Shares

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

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

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

                                                                             September 30,        December 31,
                                                                                 1996                1995
                                                                             ------------         ------------
                                   ASSETS                                    (unaudited)
Current assets:
    Cash                                                                     $    289,809         $    482,535
    Accounts receivable, net of allowance of $10,000 and $3,117                 7,526,163               84,835
    Inventory                                                                   5,757,725            1,010,563
    Prepaid expenses and other assets                                             237,831               24,426
                                                                             ------------         ------------
    Total current assets                                                       13,811,528            1,602,359
Property, plant and equipment                                                   1,362,166              337,705
Other assets                                                                      409,711
                                                                             ------------         ------------
    Total assets                                                             $ 15,583,405         $  1,940,064
                                                                             ============         ============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Bank line of credit                                                      $  4,351,983         $          -
    Accounts payable                                                            6,939,846              510,780
    Accrued expenses                                                              452,428              108,791
    Due to related parties                                                        231,786               18,479
                                                                             ------------         ------------
    Total current liabilities                                                  11,976,043              638,050
                                                                             ------------         ------------

Commitments and contingencies

Stockholders' equity (deficit)
    Preferred stock, par value $0.01 per share,
     5,000,000 shares authorized, none issued
    Class A Common Stock, par value $0.001 per share,
     17,000,000 shares authorized, 3,237,200 and 1,890,000
     issued and outstanding, respectively                                           3,237                1,890
    Class B Common Stock, convertible into class A common
     stock, par value $0.001 per share, 1,800,000 shares
     authorized, 367,502 and 541,029 issued                                           368                  541
    Class E Common Stock, convertible into Class B common
     stock, par value $0.001 per share, 1,200,000 shares
     authorized, 1,082,057 issued; all shares are held in escrow                    1,082                1,082
    Additional paid-in-capital - Other                                         18,694,366           11,647,739
    Additional paid-in capital - Issuance of  warrants                          1,152,185            1,152,185
    Deficit accumulated during the development stage                          (16,243,876)         (11,501,423)
                                                                             ------------         ------------
    Total stockholders' equity (deficit)                                        3,607,362            1,302,014
                                                                             ------------         ------------
    Total liabilities and stockholders' equity (deficit)                     $ 15,583,405         $  1,940,064
                                                                             ============         ============


               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)


                            STATEMENT OF OPERATIONS
                                  (unaudited)


                                                                                                  Period from
                                                                  Three Months Ended            March 12, 1991
                                                                    September 30,               (inception) to
                                                             -----------------------------       September 30,
                                                                1995               1996               1996
                                                             -----------       -----------      --------------
Revenues:
    Sales of product                                         $    56,977       $ 9,554,918        $ 16,860,589
    Services                                                                        31,268             116,561
                                                             -----------       -----------        ------------
                                                                  56,977         9,586,186          16,977,150
Costs and expenses:
    Cost of revenue                                                              7,916,305          16,063,344
    Research and development                                      87,972         1,221,788           7,302,496
    Marketing and selling                                        549,817           651,963           3,264,822
    General and administrative                                   305,720           514,545           5,320,375
    Licensee fee to CircuitPath Networks
      Systems Corporation                                                                              580,000
                                                             -----------       -----------        ------------
                                                               1,657,863        10,304,601          32,531,037
                                                             -----------       -----------        ------------

Loss from operations                                          (1,600,886)         (718,415)        (15,553,887)

Interest income                                                   38,207             7,913             189,044
Interest expense                                                                   (56,381)           (404,801)
                                                             -----------       -----------        ------------
Loss before extraordinary item                                (1,562,679)         (766,883)        (15,769,645)

Extraordinary item: Extinguishment
    of debt                                                                                           (474,231)
                                                             -----------       -----------        ------------
Net Loss                                                     $(1,562,679)      $  (766,883)       $(16,243,876)
                                                             ===========       ===========        ============

Net Loss Per Share                                           $     (0.69)      $     (0.22)
                                                             ===========       ===========

Weighted average number of shares outstanding                  2,266,028         3,565,217
                                                             ===========       ===========



               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)


                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                             1995               1996
                                                          -----------        -----------
Revenues:
    Sales of product                                      $ 1,138,270        $15,345,347
    Services                                                   30,000             31,268
                                                          -----------        -----------
                                                            1,166,270         15,376,615
Costs and expenses:
    Cost of revenue                                           820,871         14,328,133
    Research and development                                1,245,344          2,851,387
    Marketing and selling                                   1,042,743          1,340,553
    General and administrative                              1,128,972          1,613,122
    Licensee fee to CircuitPath Networks
      Systems Corporation                                     580,000
                                                          -----------        -----------
                                                            4,817,930         20,133,194
                                                          -----------        -----------
Loss from operations                                       (3,651,660)        (4,756,579)

Interest income                                                83,338             70,507
Interest expense                                             (263,611)           (58,381)
                                                          -----------        -----------
Loss before extraordinary item                             (3,841,933)        (4,742,453)

Extraordinary item: Extinguishment
    of debt                                                  (474,231)
                                                          -----------        -----------
Net Loss                                                  $(4,316,164)       $(4,742,453)
                                                          ===========        ===========
Net Loss Per Share:
    Loss before extraordinary item                        $     (2.63)       $     (1.43)
                                                          ===========        ===========
    Extraordinary item: Extinguishment of debt            $     (0.32)
                                                          ===========        ===========
    Net Loss                                              $     (2.95)       $     (1.43)
                                                          ===========        ===========

Weighted average number of shares outstanding               1,461,632          3,311,251
                                                          ===========        ===========



               See accompanying notes to the financial statements

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                                    Period from
                                                                    Nine Months Ended             March 12, 1991
                                                                      September 30,               (Inception) to
                                                                      -------------                September 30,
                                                                 1995               1996               1996
                                                                 ----               ----               ----
Cash flows from operating activities:
    Net Loss                                                  $ (4,316,164)     $(4,742,453)        $(16,243,877)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
       Depreciation and amortization                                60,556          286,692              500,627
       Amortization and write off of deferred rent                  40,993                               273,900
       Amortization of debt discount and deferred
           debt issue costs including write off
           upon extingishment                                      691,639                               718,034
       Accrued interest, long term                                                                        66,346
       Allowance for returns and doubtful accounts                  49,934                                20,904
       Compensation recorded upon issuance of options                                                     27,000
       Common stock and warrants issued for goods
           and services                                                                                  155,513
       Changes in current assets and liabilities:
          Accounts receivable                                      (55,128)      (7,441,328)          (7,547,067)
          Inventory                                             (1,540,757)      (4,747,162)          (5,757,725)
          Prepaid expenses and other assets                         17,532         (213,405)            (237,831)
          Accounts payable                                         (10,879)       6,429,067            6,939,847
          Accrued expenses                                          19,196          343,637              452,428
          Due to related parties                                  (218,074)         213,307              703,900
                                                               -----------      -----------         ------------
                   Net cash used in operating activities        (5,261,152)      (9,871,645)         (19,928,000)
                                                               -----------      -----------         ------------
Investing activities:
    Purchase of property, plant and equipment                     (286,001)      (1,276,961)          (1,828,601)
    Other                                                                           (43,899)             (43,899)
                                                               -----------      -----------         ------------
                                                                  (286,001)      (1,320,860)          (1,872,500)
                                                               -----------      -----------         ------------
Financing activities:
    Bank line of credit                                                           4,351,983            4,351,983
    Proceeds from issuance of bridge notes payable
        and related warrants, net of debt issue costs              340,500                               862,500
    Proceeds from issuance of convertible notes payable                                              1,523,000
    Proceeds from issuance of common stock                       7,952,690        6,647,796           16,352,826
    Payment of bridge notes                                     (1,000,000)                           (1,000,000)
                                                               -----------      -----------         ------------
                   Net cash provided by financing activities     7,293,190       10,999,779           22,090,309
                                                               -----------      -----------         ------------
Increase (decrease) in cash                                      1,746,037         (192,726)             289,809
Cash at beginning of period                                        199,630          482,535
                                                               -----------      -----------         ------------
Cash at end of period                                          $ 1,945,667      $   289,809         $    289,809
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

Interim Financial Data

         The interim financial information is unaudited; however in the opinion of the Company, the interim data includes all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The interim financial information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-KSB and the quarterly reports on Form 10-QSB for the three months ended March 31, 1996 and June 30, 1996,as restated.

Revenue Recognition and Sales to Major Customers

         Revenue from shipments to OEMs is recognized upon shipment to OEMs. Revenue from shipments to distribution channels is recognized when the Company is able to determine that successful sellthrough to end users will occur.

         Sales to four customers amounted to 48%, 12%, 10% and 10%, respectively, of net sales for the three month period ended September 30, 1996.

NOTE 2 - NET LOSS PER SHARE

         The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the nine months ended September 30, 1996, and excludes all shares of Class E Common Stock outstanding, or subject to option, because all such shares of stock are subject to escrow and the conditions for the release from escrow were not satisfied at September 30, 1996.

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

         As a condition of the initial public offering, all shares of the Company's Class B and E Common Stock and all shares of Class B and E Common Stock issuable upon exercise of outstanding options are subject to an escrow agreement. With respect to the Class B Common Stock and related options, the shares were released from escrow on June 3, 1996. With respect to the Class E Common Stock and related options, the shares are released from escrow upon the attainment of certain earnings levels or market price targets (Note 6). On October 17, 1996, the market price levels for release of 541,062 shares of the Company's Class E Common from escrow were met. Upon release the shares of Class E Common were converted to Class B Common.


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

         On June 3, 1996, the Company's Class B Common Stock was released from Escrow (See Note 3). At the option of the holder Class B Common shares can be exchanged for Class A Common shares on a one share for one share basis. As of October 31, 1996 approximately 308,650 shares of Class B Common had been exchanged for Class A Common.


NOTE 5 - INVENTORY

                                                September 30,    December 31,
                                                    1996             1995
                                                    ----             ----
      Finished goods                             $1,594,882      $  178,800
      Work in process                             1,404,327
      Parts and materials                         2,758,516         831,763
                                                 ----------      ----------
                                                 $5,757,725      $1,010,563
                                                 ==========      ==========

NOTE 6 - CLASS E COMMON STOCK ESCROW ARRANGEMENT

         In connection with the initial public offering of Units of the Company securities, all outstanding shares of Class E Common Stock were placed into escrow by existing stockholders. On October 17, 1996, 541,061 Class E Common Stock in escrow were released from escrow as a result of the Company's Class A Common Stock having reached certain market price levels. The remaining shares of Class E Common Stock placed in escrow, including those shares which may be issued upon exercise of options ("Escrowed Contingent Shares"), approximating 600,000 shares are not transferable (but may be voted) and will be released from escrow in the event net income before provision for income taxes, and exclusive of any extraordinary earnings or charges and the compensation charges discussed in the next paragraph, exceeds $5.3 million, $7.1 million, or $8.9 million in fiscal year 1996, 1997 or 1998, respectively); or if commencing 18 months after the effective date and ending 36 months after the effective date, the bid price averages in excess of $23.50 for 30 consecutive business days. Any options to purchase common stock shall be deemed converted into similar options to acquire Class B and E Common Stock in the same proportion that outstanding Class E common is converted upon attaining the specified earnings or market price levels.

         The release of the Escrowed Contingent Shares held by employees, officers, directors, consultants and their relatives will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of the Escrowed Contingent Shares recorded ratably over the period beginning on the date when management determines that any of the specified events are likely to occur and ending on the date on which the securities are released. At the time a goal is attained, compensation expense will be recorded in a one-time charge to reflect the then fair market value of the shares released from escrow. As a result of the October 17, 1996, release of Class E Common Stock, referred to above, a non-cash charge to earnings will be recorded in the fourth quarter ending December 31, 1996 of approximately $4,082,000. Should the remaining Class E Common Stock, be released a charge, calculated in the same manner, could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the period such charge is recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NETVANTAGE, INC.
                        (A Development Stage Enterprise)

General

         In mid 1994, the Company introduced its 8 port NV7500 10/10 Ethernet Switch and began commercial shipments of this product in late 1994. In 1995, the Company attempted to market this product through both distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company changed its strategic marketing emphasis to OEM customers and discontinued its efforts to market through distribution channels. In the first quarter of 1996 the Company completed its second product, a 16 port Ethernet switch with uplink capability. In the first quarter of 1996 the production and sale of the 8 port NV7500 product was discontinued. During the third quarter the Company began selling an 8 port Ethernet switch with a 100 Base T uplink. Substantially all of the revenue in the nine months ended September 30, 1996, is from the 16 port Ethernet products including 100 Base T and 100 VG uplinks. Same quarter comparisons with 1995 are not generally meaningful due to the strategic shift in the Company's sales and marketing activities and the introduction in 1996 of the 16 port Ethernet switch products. Therefore the analysis provided below will generally compare the third quarter ended September 30, 1996 with the second quarter ended June 30, 1996 unless a prior year comparison is considered helpful to the reader. This Management Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Actual results could differ materially.

Results of Operations

         Sales of the Company's 16 port and 8 port 10/100 Ethernet switch products for the three months ended September 30, 1996, were $9,554,918 compared to sales $4,784,527 for the three months ended June 30, 1996, an increase of 100%. Sales for the three months ended March 31, 1996 were $1,005,902. Sales to a major customer in the quarters ended March 31, June 30, and September 30 of 1996 were 49%, 69% and 48%, respectively. Sales in the three months ended September 30, 1995 were $56,977, all of which were sales of Company's previous 8 port NV7500 10/10 Ethernet switch. The increase in sales from quarter to quarter in 1996 reflects the acceptance in the market place of the Company's 10/100 Ethernet switch products.

         Cost of revenue in the three months ended September 30, 1996, was $7,916,305 or 83% of revenue for the quarter. Restated cost of revenue in the second quarter ended June 30, 1996 was $5,513,479 or 115% of revenue for the second quarter. The decline in the cost of revenue was due to greater sales of higher margin product to the Company's largest customer and volume discounts on purchased components. Partially offsetting these factors were increased costs of manufacturing overhead as additional staff were added to manage the increased sales volume; manufacturing staff at June 30, 1996 were 12 increasing to 15 at September 30, 1996. It is expected that increases in manufacturing overhead staffing over the next several quarters costs will be nominal as the current staffing is believed to be adequate to handle projected sales demand.

         Research and development expenses in the third quarter ended September 30, 1996 were $1,221,788 compared to $$778,443 in the second quarter ended June 30, 1996, an increase of

57%. This increase was due to the addition of engineers for ASIC design and the development of new products. At June 30, 1996 the engineering department consisted of 19 people while at September 30, 1996 the number had increased to 21.

         Marketing selling expenses for the third quarter ended September 30, 1996 were $651,963 compared to $444,335 in the second quarter ended June 30, 1996, an increase of 47%. This increase is due to sales commissions on higher sales and the addition of one person to the sales and marketing staff in the quarter.

         General and administrative expense for the third quarter ended September 30, 1996 was $514,545 compared to $663,469 in the second quarter ended June 30, 1996, a decrease of 22%. This decrease was primarily due to the absence of moving expenses and associated costs, cost of the 1995 annual report and Delaware tax on capital incurred in the second quarter which were not present in the third.

         Interest expense in the third quarter ended September 30, 1996 was $56,381 compared to $30,362 in the second quarter ended June 30, 1996, an increase of 86%. This increase was due to higher usage of the Company's bank line of credit to finance increased accounts receivable and inventry associated with the increased revenue.

         The net loss for the third quarter ended September 30, 1996 was $766,883 or $0.22 per share compared to a net loss for the quarter ended June 30, 1996 of $1,561,686 or $0.46 per share. The net loss declined between the second and the third quarters of 1996 by $794,803 or 51% as a result of higher sales and improved margins. The weighted average number of shares outstanding, used in the per share calculations, increased from the 3,407,619 used in the second quarter of 1996 to 3,565,217 used in the third quarter of 1996, a difference of 157,598 or 5%. This increase was primarily due to the voluntary exercise in the third quarter of Class A Warrants resulting in the issuance of 265,346 additional Class A Common shares.

Liquidity and Capital Resources

         The Company has incurred losses for the period from March 12, 1991 (inception) through September 30, 1996 of $16,243,867. The Company may to continue to incur losses until such time as sufficient sales volume at adequate gross margins is achieved to cover indirect operating costs.

         Cash at September 30, 1996, was $289,809, representing an decrease of $192,726 compared to December 31, 1995. Working capital at September 30, 1996, increased $871,175 or 90%, compared to December 31, 1995. The working capital increase was due to higher receivable and inventory balances partially offset by higher payables and the use of the bank line of credit.

         Accounts receivable at September 30, 1996, were $7,526,163, an increase of $7,441,328 compared to December 31, 1995 and $3,162,980 compared to June 30, 1996. The increase between both periods is due to higher sales.

         Inventory at September 30, 1996 was $5,757,725, an increase of $4,747,162 compared to December 31, 1995 and $3,173,959 compared to June 30, 1996. The inventory increase was in support of orders for fourth quarter shipments.

         At September 30, 1996, accounts payable were $6,939,847 compared to $510,780 at December 31, 1995. At September 30, 1996 the bank line of credit balance was $4,351,983.

         On October 24, 1996, the Company completed the redemption of its Class A Warrants which resulted in the exercise of 99.9% of the Class A Warrants and the issuance of 2,335,568 shares of Class A Common stock. In addition, as of October 24, 1996, 368,360 Class B Warrants were voluntarily exercised resulting in the issuance of 386,778 Class A Common shares. Total proceeds from the exercise of all warrants at October 24, 1996 was approximately $17,368,000. On November 3, 1996, the Company repaid the bank line of credit.

         The Company believes that its existing cash and the unused bank line of credit are sufficient to meet the current liquidity requirements of the Company. However, because of the rapid growth in revenues the Company may need to seek additional credit, alternative financing and/or further equity investment. The sources of such credit or equity investment may include increased lines of credit and/or exercise of outstanding warrants; however, there can be no assurances that these sources will be available. The Company may also seek additional public offerings and/or private placements of its securities. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reductions efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

                                NETVANTAGE, INC.

                           PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         For the quarter ended September 30, 1996 the Registrant filed two reports on Form 8-K. The first report was dated September 6, 1996, and contained the Notice of Redemption of Warrants To Purchase Common Stock. This notice was to registered holders of Class A Warrants and stated the Registrants intention to redeem the warrants effective October 3, 1996. The second report was dated September 26, 1996 and contained an Amended Notice of Redemption of Warrants To Purchase Common Stock which extended the redemption period to October 24, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authoried.

NetVantage, Inc.



Date:   November 12, 1996                       /s/ Stephen R. Rizzone
      ----------------------            -------------------------------------
                                        Stephen R. Rizzone, President & CEO



Date:   November 12, 1996                       /s/ Thomas V. Baker
      ----------------------            -------------------------------------
                                        Thomas V. Baker, Vice President & CFO
                                        (Principal Financial and Accounting
                                                    Officer)