Form 10-K
period 1996-12-31
NETVANTAGE INC
filed 1997-04-15
CIK 934620

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------
                                   FORM 10-K

(MARK ONE)
   [X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

   [_]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-25992

                               NETVANTAGE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4324525
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
           OF INCORPORATION)                     IDENTIFICATION NO.)

             201 CONTINENTAL BLVD. SUITE 201, EL SEGUNDO, CA 90245
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (310) 726-4130
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     None

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    Class A Common Stock, par value $0.001

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 1997 was $67,322,209. Included in this amount are $62,238,415 for Class A Common Stock, $2,398,732 for Class B Common Stock and $2,685,062 for Class E Common Stock.

  The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 31, 1997: 9,867,112 shares of Class A Common Stock, 490,739 shares of Class B Common Stock, and 540,995 shares of Class E Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Not applicable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  NetVantage, Inc. ("NetVantage" or the "Company") is a leading provider of Ethernet Workgroup switching products designed to increase the information handling capacity of new and installed Local Area Networks or "LANs." Other applications of use for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," and Gigabit Ethernet. The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications.

  The Company markets its products worldwide exclusively through Original Equipment Manufacturers ("OEMs"). Sales to the three largest customers amounted to $8,003,350 (31%), $5,712,598 (22%), and $3,773,259 (14%) in 1996
and sales to the three largest customers amounted to $256,173 (20%), $254,705 (20%) and $206,454 (16%) in 1995. The three largest customers in 1996 were different than the three largest customers in 1995.

  The Company has devoted substantial resources to research and development, with the belief that its future success is highly dependent on its ability to enhance existing products, as well as to develop new products which meet both the needs of its customers and maintain technological competitiveness in the OEM market.

  Also of significance to the Company is the on-going development and expansion of its account base. Key to this development and expansion is high visibility within the existing account base as well as significant continuing field activity to expand the number of OEMs. As a result, the Company intends to increase the size of its sales force to meet these objectives.

  As cost is a fundamental decision criteria in the OEM Ethernet switching market, manufacturing efficiencies and quality are also considered important success factors. Shipping volumes continue to increase resulting in substantial economies of scale from both a raw material and actual cost of manufacturing perspective. Current contract manufacturing capacities are expected to be adequate to meet anticipated volumes. To monitor quality output, the Company retains salaried employees on-site at the contract manufacturer's facility. Given the anticipated increase in product shipments, the Company intends to increase its quality and test resources in order to maintain continued high quality.

  Any contemplated or planned increase in resources or investment is highly dependent on several factors, including the growth of the Company's revenue, new product delivery schedules, product acceptance in the marketplace, and retention of existing employees coupled with the Company's ability to attract appropriate, experienced personnel. Due to the anticipated increase in fixed operating expenses, any of the above factors could adversely affect the Company's revenues and thereby negatively impact the Company's operating results.

  To provide the necessary working capital to support the anticipated significant growth of the Company, on October 24, 1996, the Company completed the redemption of its Class A Warrants which resulted in the exercise of 99.9% of the Class A Warrants and the issuance of 2,335,568 shares of Class A Common Stock and the same number of Class B Warrants. In addition, as of October 24, 1996, 368,360 Class B Warrants were voluntarily exercised, resulting in the issuance of 386,778 shares of Class A Common Stock. Total proceeds from the exercise of all Class A Warrants on October 24, 1996 was approximately $17,368,000.

  The Company redeemed its remaining Class B Warrants on January 10, 1997. Prior to the redemption date, more than 3.5 million (or greater than 99%) of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company of approximately $27,000,000.

  The Company was originally incorporated in California on March 12, 1991. In late 1994, the Company changed its state of incorporation from California to Delaware. The statements contained in this report regarding matters that are not statements of historical fact are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made in this report as a result of various factors, including those stated in "Risk Factors" and elsewhere in this report and other factors which are listed from time to time in other documents filed by the Company with the Securities and Exchange Commission.

PRODUCTS

  In mid-1994, the Company introduced an 8 port 10MB Ethernet switch and began commercial shipments of this product in late 1994. In the same year, the Company began development of a Token Ring Switch. In early 1996, the Company decided to halt further development of the Token Ring Switch and focus the Company's resources on the larger, faster growing Ethernet switching market.

  In December 1995, the Company introduced a 16 port 10MB Ethernet switch with 1 high speed 100MB uplink, to potential OEM customers. Significant shipments of the product began in March of 1996. Throughout 1996, the Company released a number of new products derived from the original 16 port plus 1 uplink product. These products include an 8 port 10MB Ethernet switch with 1 high speed 100MB uplink, and the introduction of fiber interfaces on the high speed uplinks. This product set accounted for substantially all of the Company's 1996 revenues.

PRODUCT DEVELOPMENT

  During the years ended December 31, 1996, 1995 and 1994, the Company incurred research and development expenses of $4,312,927, $2,192,536 and $847,872, respectively. The Company expects to expend substantial funds in the future for research and development.

  On April 30, 1996, the Company acquired all of the outstanding capital stock of MultiMedia LANs, Inc. ("MultiMedia"), and merged MultiMedia into the Company. As a result, the Company acquired significant Application Specific Integrated Circuit or "ASIC" expertise. The fundamental advantage of ASIC development to the Company is higher levels of component integration resulting in reduced costs to manufacture product.

  In the spring of 1996, the Company began work on its first ASIC, code named "Coyote." The Coyote ASIC is a 100Mbps Media Access and Direct Memory controller with customized features for Ethernet switching. The purpose of Coyote is to consolidate several high speed uplink components into a single chip resulting in a significant reduction in the cost of goods sold. The Company completed testing of Coyote on December 30, 1996.

  The Coyote ASIC is expected to be integrated into the high speed uplinks of the core 8 and 16 port 10MB switches shipping to OEMs in early 1997. The product line is also expected to be expanded by adding a second high speed uplink to both the 8 and 16 port models.

  In the fall of 1996, the Company expanded its ASIC development expertise, staffing two remote design centers. Concurrent with this expansion, the Company started the development of two new ASIC-based families of Ethernet switches, internally named "Cougar" and "Cyclone." Both products feature high levels of system integration. Specifically, the entire switching fabric of both products will be integrated into a single chip.

  Technology for both Cougar and Cyclone was derived from a parallel development, code named "Corvette." Corvette is a 100MB high performance Ethernet switch developed in Field Programmable Gate Array or FPGA technology. As a result of problems with the FPGAs, the release of Corvette has been delayed indefinitely.

  Cougar is a 24 port 10MB Ethernet switch with up to 4 high speed 100MB uplinks. The product can be either managed or unmanaged and has a number of configuration options to meet OEM customer requirements. Cougar has low per port costs and is targeted at the low-cost, high performance desktop and Workgroup Ethernet switching market. The Company also intends to target the Cougar product family in the shared media hub replacement market, a market which the Company believes will grow substantially over the next three years.

  Cyclone is a multiple configuration product platform that features high speed, high performance 10/100 Mbps Ethernet switching with Gigabit and/or ATM uplink support. Other configurations include full Gigabit switching. Cyclone supports industry standards for virtual LANs ("VLAN"), multimedia traffic prioritization ("QoS") and network management ("RMON"). The Company anticipates that both the Cougar and the Cyclone switches will be initially released in the fourth quarter of 1997. Together, the Cougar and Cyclone are expected to form a comprehensive suite of products for Ethernet Workgroup and desktop switching. However, no assurance can be given that the Company's products will be developed on schedule and will be accepted by the market.

SALES AND MARKETING

  Between the period from April 1995 to November 1995, the Company attempted to develop a value-added reseller and reseller distribution channel. In November 1995, the Company changed its strategic marketing emphasis electing to distribute its products to OEMs, and discontinued its efforts to market through other distribution channels.

  The Company currently markets its products exclusively on an OEM basis to domestic and foreign customers, through a sales staff primarily located at the Company's El Segundo office. The Company signed its first OEM contract agreement with Hewlett Packard in February of 1996. Since then, the Company has grown its OEM account base from two in the first quarter of 1996 to nineteen in the fourth quarter of 1996. The Company continues to expand its account base.

COMPETITION

  The Company faces competition on three fronts: from companies that market their own switches on an OEM basis, including Accton, D-Link, Network Peripherals and Xylan; from companies that develop commercial switching silicon which facilitates the development of LAN switches, including AMD, Galileo and Texas Instruments; and from internal switch development by the Company's existing OEM customers. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources and larger installed customer bases.

  To improve its competitive position in the market, continuous development and introduction of new products and product features must be achieved in a timely and cost effective manner, so as to keep pace with competitors' offerings, technological developments and changing industry standards.

  There can be no assurance that the Company will be able to identify, develop, manufacture, market or support its products successfully or that the Company will be able to respond effectively to technological changes, revised industry standards or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company.

MANUFACTURING AND MATERIALS

  The Company designs all of the hardware sub-assemblies used in its products and employs the services of an ISO-9002 certified manufacturer to build and test these sub-assemblies. Final assembly, configuration and testing of the Company's products is performed by the same contract manufacturer which utilizes burn-in, automated testing and comprehensive inspection to assure the quality of the finished products. The Company also conducts Ongoing Reliability Testing to ensure that all products meet the reliability requirements of its customers.

  The Company's manufacturing operations consist of the procurement of components and the assembly, testing and quality assurance of finished goods for shipment to its customers. The Company utilizes a one source distributor to procure, stock and kit for assembly the bulk of its raw materials.

  Although the Company generally uses standard parts and components for its products, certain components are currently available only from single or limited sources. The Company believes that it will be able to obtain adequate supplies in a timely manner from these existing sources or that any shortages experienced will be no worse than other competitors will face. No assurance can be given that these shortages will not occur or that the Company will not experience an increase in price or interruption in availability of one or more of its components that would adversely affect the Company's operating results and business.

  There can be no assurance that the Company will effectively manage its contract manufacturer or that such manufacturer will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity.

PROPRIETARY RIGHTS

  The Company does not have any patents; however, the Company has filed a patent application relating to the Company's core switching technology. This patent has been approved and is awaiting issuance. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary right in its products.

RISK FACTORS

  The following risk factors should be considered carefully in addition to the other information contained in this report in evaluating the Company and its prospects:

 Recurring Losses; Fluctuations in Quarterly Operating Results

  The Company's net loss for the year ended 1996 was approximately $9.9 million, with net losses since its inception totaling approximately $21.4 million. The future success of the Company is dependent upon, among other things, the Company's ability to successfully develop and market its products, obtain necessary capital, control costs and achieve a sustainable operating profit. There can be no assurance that the Company will ever become profitable.

  During the second half of 1996, the Company experienced a rapid growth in revenues, principally due to the introduction and customer acceptance of a new family of products and its decision to focus solely on the OEM market for distribution of its products. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by a few OEM customers. Sales to the three major customers amounted to $8,003,350 (31%), $5,712,598 (22%), and $3,773,259 (14%) in 1996 and sales to the three major customers amounted to $256,173 (20%), $254,705 (20%) and $206,454 (16%)
in 1995. Due to, among other things, the Company's limited customer base, the rapidly changing nature of the markets for its products and the likelihood of increased competition, there can be no assurance that the Company's rate of growth in revenues will continue or increase in the future.

  Additionally, the Company's operating results, especially when viewed on a quarter-to-quarter basis, are affected by a wide variety of factors, including, among other things, the Company's success in the timely development, introduction and shipping of its current and new products; the mix of products sold; the Company's ability to reduce operating expenses and to retain and recruit personnel; competition and changes in the demand for the Company's and competitors' products; price reductions for the Company's and competitors' products; changes in the levels of inventory held by the Company's OEM customers; the level of usage of similar internally developed products by the Company's OEM customers; the timing of orders from and shipments to its OEM customers; and general economic conditions. The Company typically operates with a relatively small backlog. As a result, quarterly revenues and operating results generally depend on the volume and timing of, and ability to fulfill orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expense levels are relatively fixed in advance, based largely on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. In addition, the Company currently intends to increase its funding of product development, increase its sales and market development activities and add sales and marketing personnel. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability in the future, whether annually or on a quarter-to-quarter basis.

  Based on the foregoing, the Company believes that its revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenues and results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in the future the Company's revenues or operating results will from time to time be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock is likely to be materially adversely affected. See "Risk Factors--Fluctuations in Market Price of the Company's Securities."

 Product Development and Timely Introduction of New and Enhanced Products

  From its inception until mid-1996, the Company was primarily engaged in research and development and, as a result, has had limited marketing experience to date. The market for the Company's current products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Accordingly, the Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture or market such products successfully or that the Company will be able to respond effectively to technological changes, industry standards revisions or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could have a material adverse effect on the Company and its results of operations. The Company's revenues are dependent on, among other things, the acceptance of its products by its OEM customers, and no assurance concerning their acceptance can be given. From time to time, the Company may announce new products, capabilities or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that announcements of new product offerings will not cause its customers to defer purchasing existing Company products, materially and adversely affecting the Company and its results of operations.

  The Company has experienced delays in the development of its new products and certain enhancements of existing products. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's products will now or in the future adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce, new products or product enhancements in a timely manner could have a material adverse affect on the Company and its results of operations.

 Competition

  Competition in the market in which the Company competes is characterized by rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must develop and introduce, in a timely and cost-effective manner, new products and product features that keep pace with competitors' offerings, technological developments and changing industry standards. The principal competitive factors in the Company's market are price performance, feature performance, customer support, and quality. There can be no assurance that the Company will be able to identify, develop, manufacture or market products successfully or that the Company will be able to respond effectively to technological changes or product announcements by its competitors. Delays in new product introductions or product enhancements or the introduction of unsuccessful products could materially and adversely effect the Company and its results of operations.

  Many of the Company's current and potential competitors have longer operating histories and have greater financial, technical, sales, marketing and other resources than the Company. Moreover, the Company's current and potential competitors may respond more quickly than the Company to new or emerging technologies or changes in customer requirements. In addition, as the market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company, resulting in increased competition to the Company. There can be no assurance that the Company will be able to compete successfully with such competitors.

 Risks Associated with Software

  The development, enhancement and implementation of the Company's products entail risks of product defects or failures. The Company has in the past discovered software bugs in certain of its products. Although to date, the Company has not experienced material adverse effects resulting from any such bugs, there can be no assurance that errors will not be found in existing or new products, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results and financial condition.

 Dependence on Single-Source Suppliers and Contract Manufacturers

  Although the Company generally uses standard parts for its hardware products, certain components, circuit boards, connectors, mechanical assemblies and power supplies are presently available only from a single source or from limited sources. The Company generally purchases single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. The Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources and endeavors to maintain inventory levels adequate to guard against interruptions in supplies. The Company believes that there are alternative suppliers or alternative components for all of the components contained in its products. However, any extended interruption in the supply of any of the key components currently obtained from a single or limited source or the time necessary to transition a replacement supplier's product or a replacement component into the Company's products could disrupt its operations and have a material adverse affect on the Company and its operating results. The Company purchases certain components from suppliers outside the United States; however, all such purchases are denominated in U.S. dollars and the Company believes all such components or alternate components are available from suppliers within the United States. The Company may also be subject to increases in component costs, which could also have a material adverse effect on the Company and its operating results.

  The Company shifted to an outsourcing strategy for the manufacture of its products during l996. The Company relies on a single independent contractor to manufacture all of its products to its specifications. Any difficulties experienced by the Company's manufacturer, on which the Company is solely dependent for the supply of its products, could materially adversely affect the Company and its operating results.

 Limited Number of Customers

  The Company currently markets its products to a limited number of OEM customers, which purchase the Company's products under purchase orders. In addition to the Company's products, such customers may also use products that are developed internally or purchased from third parties, that compete with the Company's products. The Company seeks to retain and attract customers by providing a high quality, feature rich product at a price that makes the Company's products the most cost effective and attractive alternative. However, there can be no assurance that the Company will be successful in retaining or attracting customers. The loss of a significant customer or a limited number of smaller customers could have a material adverse affect on the Company and its results of operations.

 Management of Growth

  The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a significant strain on its administrative, engineering and operational resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that its continued growth will require it to recruit and hire a substantial number of new engineering, sales and marketing and managerial personnel. There can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business, results of operations and financial condition may be materially and adversely affected.

 Recent Management Changes; Dependence on Key Personnel

  Over the last two years, the Company has experienced significant changes in its Board of Directors, management and certain other key employees. Resignations included, among others, M. Charles Fogg, from the positions of President, Chief Executive Officer and Director, in March of 1996; Roel Pieper, from his position as a Director, in February of 1996; Thomas G. Wiley, from his position as a Director, in March of 1996; Thomas V. Baker, from the positions of Chief Financial Officer, Secretary and Director, in January of 1997; and Errol Ginsberg, from his position as Vice President of Engineering, in March of 1997. There are currently two vacancies on the Company's five-person Board of Directors.

  The Company's success depends to a significant degree upon the continued contributions of its existing key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. If certain of these employees were to leave, the Company could be materially and adversely effected. The Company believes its future success will also depend largely upon its ability to attract and retain highly skilled software and hardware engineers, managerial, and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel.

 Risks Associated with Intellectual Property

  The Company regards its products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with certain of its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. If unauthorized use or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

  While the Company has not received claims alleging infringement of the proprietary rights of third parties which the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations, nor is it aware of any similarly threatened claims, there can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all.

 Fluctuations in Market Price of the Company's Securities

  The Company's securities have experienced significant price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the

Company or of other companies in the industry or announcements by the Company or its competitors regarding new product introductions or other developments affecting the Company. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the price of the Company's securities.

EMPLOYEES

  As of December 31, 1996, the Company employed 51 persons, of whom 30 were primarily engaged in engineering and engineering services, 9 in manufacturing and quality assurance, 7 in sales, marketing, customer support and related activities, and 5 in administration. None of the Company's employees is currently represented by a labor union.

ITEM 2. PROPERTIES.

  The Company's principal offices are located at 201 Continental Blvd., Suite 201, El Segundo, California, consisting of approximately 12,000 square feet of office space under a five-year lease expiring in May 2001. In November 1996, the Company signed a two-year lease for 1613 square feet of office space in Sunnyvale, California. In December 1996, the Company also signed a three-year lease agreement for 750 square feet of office space in Allentown, Pennsylvania. Total annual rent for the Company is approximately $271,000.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  On the dates indicated below, the Company's Units, Class A Common Stock, Class A Warrants and Class B Warrants commenced trading on the Small Cap Market of the Nasdaq Stock Market ("Nasdaq") under the symbols NETVU, NETVA, NETVW and NETVZ, respectively. On October 24, 1996, all Class A Warrants, that were not previously exercised, were redeemed by the Company, and trading subsequently ceased on the Units and the Class A Warrants. On January 7, 1997, the Company's Class A Common Stock and Class B Warrants commenced trading on the Nasdaq National Market. On January 10, 1997, all Class B Warrants, that were not previously exercised, were redeemed by the Company, and trading subsequently ceased on the Class B Warrants. The following table sets forth the high and low sales prices for each quarter of 1995 and 1996, as reported by Nasdaq. The quotations below reflect interdealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                                  LOW     HIGH
                                                                ------- --------
      UNITS
        Second Quarter (commencing May 3, 1995)................ $ 5.50  $ 8.25
        Third Quarter 1995..................................... $ 6.625 $20.00
        Fourth Quarter 1995.................................... $11.25  $17.75
        First Quarter 1996..................................... $12.00  $16.25
        Second Quarter 1996.................................... $11.00  $25.00
        Third Quarter 1996..................................... $21.00  $37.50
        Fourth Quarter 1996.................................... $33.00  $45.00
      CLASS A COMMON STOCK
        Second Quarter (commencing May 3, 1995)................ $ 4.00  $ 5.50
        Third Quarter 1995..................................... $ 3.25  $10.00
        Fourth Quarter 1995.................................... $ 5.50  $ 9.125
        First Quarter 1996..................................... $ 6.00  $ 8.00
        Second Quarter 1996.................................... $ 5.875 $12.00
        Third Quarter 1996..................................... $ 9.125 $14.875
        Fourth Quarter 1996.................................... $ 8.25  $17.25
      CLASS A WARRANTS
        Second Quarter (commencing May 24, 1995)............... $ 1.50  $ 2.25
        Third Quarter 1995..................................... $ 1.625 $ 7.00
        Fourth Quarter 1995.................................... $ 3.625 $ 6.125
        First Quarter 1996..................................... $ 4.25  $ 6.00
        Second Quarter 1996.................................... $ 3.75  $ 9.5625
        Third Quarter 1996..................................... $ 7.375 $16.125
        Fourth Quarter 1996.................................... $12.75  $21.00
      CLASS B WARRANTS
        Second Quarter (commencing June 29, 1995).............. $ 1.00  $ 1.00
        Third Quarter 1995..................................... $ 1.875 $ 4.00
        Fourth Quarter 1995.................................... $ 2.375 $ 4.00
        First Quarter 1996..................................... $ 1.875 $ 3.50
        Second Quarter 1996.................................... $ 1.50  $ 5.25
        Third Quarter 1996..................................... $ 3.75  $ 7.75
        Fourth Quarter 1996.................................... $ 1.125 $10.25

  As of March 31, 1997, there were 74 registered holders of the Company's Class A Common Stock, and the closing price per share of the Class A Common Stock as reported by Nasdaq was $6.625. The Company also has outstanding Class B and Class E Common Stock, for which there is no public market. As of March 31, 1997, there were 67 registered holders of each of the Class B and Class E Common Stock. The Company has not paid any cash dividends on any of its Common Stock and does not intend to pay cash dividends in the future.

  On January 10, 1996, the Company completed the sale of 512,996 shares and 341,997 shares (or 854,993 shares in the aggregate) of its Class A Common Stock to Seiji Uehara, a director of the Company, and Isao Okawa, respectively, for cash consideration of $5.848 per share (or $5,000,000 in the aggregate). The shares issued in the transaction were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the private sale exemption provided by Section 4(2) of the Securities Act.

  On April 30, 1996, the Company acquired all of the outstanding capital stock of MultiMedia from MultiMedia's seven shareholders, in exchange for the issuance of 53,334 shares of its Class A Common Stock. The closing price of the Company's Class A Common Stock on that date was $7.50 per share. The shares issued in the transaction were not registered under the Securities Act, in reliance on the private sale exemption provided by Section 4(2) of the Securities Act. At the date of the closing, MultiMedia was merged into the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following data has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The selected financial data set forth below should be read in conjunction with the Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------
                            1996         1995         1994         1993         1992
                         -----------  -----------  -----------  -----------  -----------
Revenues................ $26,562,927  $ 1,312,745  $   120,102  $   111,900  $     5,293
Costs and expenses:
 Cost of revenues.......  23,096,871    1,508,727       80,200       93,498       10,163
 Research and
  development...........   4,312,927    2,192,536      847,872      728,099      593,083
 Marketing and selling..   2,369,503    1,394,849      149,249      143,294      186,623
 General and
  administrative........   2,288,374    1,494,221      833,533      688,783      520,988
 Compensation charge for
  release of certain
  escrow shares.........   4,189,428
 License fee............                  580,000
Net loss................ $(9,896,537) $(6,502,743) $(1,843,200) $(1,570,286) $(1,285,753)
Net loss per share...... $     (2.23) $     (3.75)
Weighted average number
 of shares outstanding
 .......................   4,432,589    1,736,261
Pro forma net loss per
 share..................                           $     (3.47)
Pro forma weighted
 average number of
 shares outstanding.....                               530,097
                                          YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------
                            1996         1995         1994         1993         1992
                         -----------  -----------  -----------  -----------  -----------
Working capital......... $15,603,714  $   964,309  $  (582,457) $  (532,824) $   336,501
Total assets............  21,963,770    1,940,064      850,375      233,623      636,009
Total stockholders'
 equity (deficit).......  17,710,117    1,302,014     (156,199)  (1,176,632)     (48,089)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular included in "Risk Factors."

  In mid-1994, the Company introduced its 8 port Ethernet switch and began commercial shipments of this product in late 1994. In 1995, the Company attempted to market this product both through distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company changed its strategic marketing emphasis to OEM customers and discontinued its efforts to market through distribution channels. In the first quarter of 1996, the Company completed its second product, a 16 port Ethernet switch with uplink capability. In the first quarter of 1996, the production and sale of the original 8 port product was discontinued. During the third quarter of 1996, the Company began selling an 8 port Ethernet switch with a 100 Base T uplink. Substantially all of the revenue in 1996 is from the 8 and 16 port Ethernet switching products including 100 Base T, 100 Base FX and 100 VG uplinks. Year end comparisons with 1995 and 1994 are not generally meaningful due to the strategic shift in the Company's sales and marketing activities and the introduction in 1996 of the 16 port Ethernet switch products.

RESULTS OF OPERATIONS

  During the year ended December 31, 1996, the Company had net revenues of $26,427,427 for sales of 8 and 16 port Ethernet switch products compared with $1,262,745 from sales of 8 port products for the year ended December 31, 1995. Net revenues for 1994 amounted to $120,102. Revenues have increased from 1994 to 1995 by 951% and from 1995 to 1996 by 2000%. The increase in sales for 1996 was attributable to the Company's shift in sales strategy to concentrate on sales to OEMs, and to continued introduction by the Company of additional features and functions to its products and to substantial growth in the LAN switching market.

  The Company has achieved rapid growth in revenues from year to year; however, the Company does not anticipate the ability to sustain this rate of revenue growth in future years.

  Comparisons to the 1995 and 1994 years are not meaningful due to the strategic shift in the Company's sales and marketing activities as well as the discontinuation in 1996 of the product which accounted for the 1995 and 1994 revenues.

  Cost of revenue for the year ended December 31, 1996 of $23,096,871 includes an adjustment recorded in the fourth quarter of $1,050,000, which related to a one-time reduction in inventory value thus resulting in a higher cost of sales. Cost of revenue for the twelve months ended December 31, 1996 was 87% of revenue compared with 115% and 67% in 1995 and 1994, respectively. Gross profit margin was 13% for 1996 compared with a negative 15% for 1995 and 33% for 1994. The increase in gross margin in 1996 was primarily attributable to sales volumes, design changes and component cost reductions. The negative gross margin for 1995 was attributable to an inventory adjustment for the carrying value of finished product in inventory, for a product which was discontinued, and to declines in the average selling prices due to competitive market pressures. The gross margin for 1994 was 33% due to product being sold directly to customers and not through OEMs.

  In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in material costs, changes in other components of cost of sales and the technological innovativeness of products sold. Timing and new product introductions may impact gross margins and result in excess or obsolete inventories.

  Research and development expenses increased $2,120,391, or 97%, to $4,312,927 in the twelve months ended December 31, 1996 compared with the twelve months ended December 31, 1995. The 1994 expenses amounted to $847,872. The 1996 increase in research and development expenses is attributed to the addition of engineering staff and payments for consulting services in connection with the development of existing and new products. See "Risk Factors--Product Development and Timely Introduction of New and Enhanced Products." The increase is also attributable to the Company's belief that its future success depends on a high level of research and development and its ability to attract and retain highly skilled software and hardware engineers.

  Marketing and selling expenses increased by $974,654, or 70%, to $2,369,503 for the twelve months ended December 31, 1996 compared with total expenses of $1,394,849 in 1995 and $149,249 in 1994. These increases in expenses were due to the addition of sales, marketing and technical support personnel. The growth in personnel was primarily due to the need to manage the activities of an increased number of OEM customers and the introduction of new products. Incentive commission rates were in effect in 1996 for performance in excess of sales levels projected at the beginning of the year. Revenues in excess of the plan resulted in high commissions. Commissions, as a percentage of revenues, in 1997 are expected to decline.

  General and administrative expenses increased $794,153, or 53%, to $2,288,374 for the year ended December 31, 1996, compared with total expenses of $1,494,221 for 1995. General and administrative expenses for 1994 totaled $833,533. In 1996, administration bonus costs for achievements attained and increased legal costs indirectly associated with the redemption of the warrants, accounted for 2% and 14%, respectively, of such expenses. Insurance, primarily directors' and officers' insurance, accounted for approximately 21% of the increase and depreciation expenses accounted for approximately 13% of the increase. Increases are also attributable to the addition of personnel, consultants and the costs applicable to the implementation and training of staff on a fully integrated computerized accounting system.

  Interest income was $91,827 for 1996 compared with $79,566 for 1995 and $5,203 for 1994, due to higher cash balances when proceeds from the initial public offering in 1995 and warrant exercises in 1996 were invested in interest bearing instruments.

  Interest expense increased $43,700, or 17%, to $294,190 in 1996, compared with $250,490 in 1995. Interest expense for 1994 was $57,651. This increase is the result of the interest expense of $191,326, or 65%, which represents interest and warrant costs associated with loans to the Company. Currently, the Company has no debt.

  The net loss for 1996 was $9,896,537, which includes a non-cash charge of $4.2 million for the release of certain escrowed common shares, and a one-time reduction to the value of inventory of $1.1 million, which resulted in a higher cost of sales, resulting in a $2.23 loss per share. The loss before extraordinary item for 1995 was $6,028,512 or $3.47 loss per share compared with a loss of $1,843,200 or $3.47 pro forma loss per share for the year ended December 31, 1994. In 1995, the extraordinary item added an additional loss of $474,231 or $0.27 per share; thus resulting in a loss of $3.75 per share for the year. A similar item did not exist in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in March 1991, the Company has financed its development activities through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 (inception) to December 31, 1996, the Company has raised $39,108,077 from such sources.

  At December 31, 1996, the Company had working capital of $15,603,714, including inventory of $7,440,038. At December 31, 1996 the Company had $2,787,593 in cash. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable (which are increasing in connection with increased product sales) and for capital expenditure. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.

  On January 10, 1996, the Company completed a private sale of 854,993 shares of its Class A Common Stock to two individuals for total net proceeds of $5,000,000. In 1996 and January 1997, the Company completed calls of Class A and Class B Warrants resulting in the receipt of $17,368,000 and $27,000,000, respectively.

  The Company believes that its existing cash and the unused bank line of credit are sufficient to meet the liquidity requirements of the Company at least for the current year. However, because of the rapid growth in revenues, continuing investments in research and development and operating losses, the Company may need to seek additional credit, alternative financing and/or further equity investment. The sources of such credit or equity investment may include increased lines of credit and/or issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

  In July 1996, the Company secured a revolving line of credit with a bank, which provides for borrowings of up to $5,000,000. Borrowings under the line of credit bear interest at the bank's prime rate plus 2%. The line of credit expires in June 1997. The line of credit agreement requires the Company to comply with certain financial covenants. The line of credit is currently unused.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of NetVantage, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of NetVantage, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Costa Mesa, California
March 31, 1997

                                NETVANTAGE, INC.

                                 BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
                                   ASSETS
Current assets:
 Cash.............................................. $  2,787,593  $    482,535
 Accounts receivable, net of allowance of $50,000
  and $3,117 at December 31, 1996 and 1995,
  respectively.....................................    8,667,627        84,835
 Accounts receivable--other........................      740,975
 Due from related parties..........................      100,000
 Inventory.........................................    7,440,038     1,010,563
 Prepaid expenses and other assets.................      121,134        24,426
                                                    ------------  ------------
  Total current assets.............................   19,857,367     1,602,359
Deferred warrant call costs........................      157,500
Property, plant and equipment, net.................    1,572,804       337,705
Goodwill and other intangibles.....................      376,099
                                                    ------------  ------------
  Total assets..................................... $ 21,963,770  $  1,940,064
                                                    ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................    3,081,664       510,780
 Accrued expenses..................................      829,484       108,791
 Due to related parties............................      342,505        18,479
                                                    ------------  ------------
  Total current liabilities........................ $  4,253,653  $    638,050
                                                    ------------  ------------
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, par value $0.01 per share,
  5,000,000 shares authorized, none issued.........
 Class A Common Stock, par value $0.001 per share,
  17,000,000 shares authorized, 5,941,523 issued
  and outstanding at December 31, 1996 (1,890,000
  at December 31, 1995)............................        5,941         1,890
 Class B Common Stock, convertible into Class A
  Common Stock, par value $0.001 per share,
  1,800,000 shares authorized, 689,701 issued and
  outstanding at December 31, 1996 (541,029 at
  December 31, 1995)...............................          690           541
 Class E Common Stock, convertible into Class B
  Common Stock, par value $0.001 per share,
  1,200,000 shares authorized, 540,995 issued; all
  shares are held in escrow........................          541         1,082
 Additional paid-in-capital--Other.................   37,638,720    11,647,739
 Additional paid-in capital--Issuance of warrants..    1,462,185     1,152,185
 Accumulated deficit...............................  (21,397,960)  (11,501,423)
                                                    ------------  ------------
  Total stockholders' equity.......................   17,710,117     1,302,014
                                                    ------------  ------------
  Total liabilities and stockholders' equity....... $ 21,963,770  $  1,940,064
                                                    ============  ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                NETVANTAGE, INC.

                            STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           1996         1995         1994
                                        -----------  -----------  -----------
Revenues:
 Sales of product...................... $26,427,427  $ 1,262,745  $   120,102
 Services..............................     135,500       50,000
                                        -----------  -----------  -----------
                                         26,562,927    1,312,745      120,102
Costs and expenses:
 Cost of revenue.......................  23,096,871    1,508,727       80,200
 Research and development..............   4,312,927    2,192,536      847,872
 Marketing and selling.................   2,369,503    1,394,849      149,249
 General and administrative............   2,288,374    1,494,221      833,533
 Compensation charge for the release of
  escrow shares........................   4,189,428
 License fee...........................                  580,000
                                        -----------  -----------  -----------
                                         36,257,103    7,170,333    1,910,854
Loss from operations...................  (9,694,176)  (5,857,588)  (1,790,752)
Interest income........................      91,829       79,566        5,203
Interest expense.......................    (294,190)    (250,490)     (57,651)
                                        -----------  -----------  -----------
Loss before extraordinary item.........  (9,896,537)  (6,028,512)  (1,843,200)
Extraordinary item:
 Extinguishment of debt................                 (474,231)
                                        -----------  -----------  -----------
Net loss............................... $(9,896,537) $(6,502,743) $(1,843,200)
                                        ===========  ===========  ===========
Loss per share:
 Loss before extraordinary item........ $     (2.23) $     (3.47)
                                        ===========  ===========
 Extraordinary item: Extinguishment of
  debt.................................              $     (0.27)
                                                     ===========
Net loss............................... $     (2.23) $     (3.75)
                                        ===========  ===========
Weighted average number of shares out-
 standing..............................   4,432,589    1,736,261
                                        ===========  ===========
Pro forma net loss per share...........                           $     (3.47)
                                                                  ===========
Pro forma weighted average number of
 shares outstanding....................                               530,097
                                                                  ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               NETVANTAGE, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                         COMMON STOCK
                                       ----------------------------------------------------
                   PREFERRED STOCK          CLASS A         CLASS B           CLASS E
                   -----------------   ---------------- ----------------  -----------------    ADDITIONAL    ISSUANCE OF
                   SHARES    AMOUNT     SHARES   AMOUNT  SHARES   AMOUNT   SHARES    AMOUNT  PAID IN CAPITAL  WARRANTS
                   -------   -------   --------- ------ --------  ------  ---------  ------  --------------- -----------
Balance at
 December 31,
 1993............                                        354,648  $ 355     709,295  $ 709     $ 1,795,384   $  182,400
 Sale of common
  stock..........                                            420                841      1           6,305
 Stock issued for
  goods and
  services.......                                            457                913      1           6,849
 Conversion of
  convertible
  notes and
  accrued
  interest.......                                         86,337     86     172,674    173       1,075,210
 Warrants issued:
  Advances.......                                                                                                78,165
 Warrants issued:
  Discount on
  debt...........                                                                                               533,800
 Warrants issued:
  Services.......                                                                                               127,820
 Exercise of
  warrants.......                                         98,500     99     197,001    197       1,002,927
 Options issued..                                                                                   27,000
 Exercise of
  options........                                            667      1       1,333      1           4,998
 Net Loss........

                    ------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1994............                                        541,029    541   1,082,057  1,082       3,918,673      922,185
 Warrants issued:
  Discount on
  debt...........                                                                                               230,000
 Sale of Common
  Stock in
  Initial Public
  Offering.......                      1,725,000 $1,725                                          6,862,281
 Sale of Common
  Stock in
  Private
  Placement......                        165,000    165                                            866,785
 Net Loss........
                    -----------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1995............                      1,890,000  1,890  541,029    541   1,082,057  1,082      11,647,739    1,152,185
 Sale of Common
  Stock in
  Private
  Placement......                        854,993    855                                          4,999,145
 Issue of Common
  Stock for
  Acquisition....                         53,334     53                                            399,952
 Conversion of A
  Warrants to
  Common Stock...                      2,335,205  2,335                                         13,320,939
 Conversion of B
  Warrants to
  Common Stock...                        415,601    416                                          3,081,517
 Warrants Issued:
  Discount on
  Debt...........                                                                                               310,000
 Stock Options
  Issued:
  Compensatory
  Cost...........                                                                                  107,373
 Conversion of B
  Stock to A
  Stock..........                        392,390    392 (392,390)  (392)
 Release of E
  Shares from
  Escrow.........                                        541,062    541    (541,062)  (541)      4,082,055
 Net Loss........

                    ----------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1996............                      5,941,523 $5,941  689,701  $ 690     540,995  $ 541     $37,638,720   $1,462,185
                    ----------------------------------------------------------------------------------------------------------

                   ACCUMULATED
                     DEFICIT        TOTAL
                   ------------- ------------
Balance at
 December 31,
 1993............  $ (3,155,480) $(1,176,632)
 Sale of common
  stock..........                      6,306
 Stock issued for
  goods and
  services.......                      6,850
 Conversion of
  convertible
  notes and
  accrued
  interest.......                  1,075,469
 Warrants issued:
  Advances.......                     78,165
 Warrants issued:
  Discount on
  debt...........                    533,800
 Warrants issued:
  Services.......                    127,820
 Exercise of
  warrants.......                  1,003,223
 Options issued..                     27,000
 Exercise of
  options........                      5,000
 Net Loss........    (1,843,200)  (1,843,200)
                  -----------------------------
Balance at
 December 31,
 1994............    (4,998,680)    (156,199)
 Warrants issued:
  Discount on
  debt...........                    230,000
 Sale of Common
  Stock in
  Initial Public
  Offering.......                  6,864,006
 Sale of Common
  Stock in
  Private
  Placement......                    866,950
 Net Loss........    (6,502,743)  (6,502,743)
                  -----------------------------
Balance at
 December 31,
 1995............   (11,501,423)   1,302,014
 Sale of Common
  Stock in
  Private
  Placement......                  5,000,000
 Issue of Common
  Stock for
  Acquisition....                    400,005
 Conversion of A
  Warrants to
  Common Stock...                 13,323,274
 Conversion of B
  Warrants to
  Common Stock...                  3,081,933
 Warrants Issued:
  Discount on
  Debt...........                    310,000
 Stock Options
  Issued:
  Compensatory
  Cost...........                    107,373
 Conversion of B
  Stock to A
  Stock..........
 Release of E
  Shares from
  Escrow.........                  4,082,055
 Net Loss........    (9,896,537)  (9,896,537)
                  -----------------------------
Balance at
 December 31,
 1996............  $(21,397,960) $17,710,117
                  -----------------------------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                NETVANTAGE, INC.

                            STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              YEAR ENDED DECEMBER 31
                                       --------------------------------------
                                           1996         1995         1994
                                       ------------  -----------  -----------
Net Loss.............................. $ (9,896,537) $(6,502,743) $(1,843,200)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization.......      394,142       93,955       52,181
  Amortization of goodwill and
   intangibles........................       67,805
  Amortization and write off of
   deferred rent......................                    40,993      128,871
  Amortization of debt discount and
   deferred debt costs................                   691,639       20,861
  Accrued interest, long term.........                                 33,656
  Allowance for returns and doubtful
   accounts...........................       46,883        8,893      (55,890)
  Compensation recorded upon issuance
   of options.........................      107,373                    27,000
  Compensation--E share release.......    4,082,055
  Common stock and warrants issued for
   goods/services.....................                                 85,015
  Interest expense....................      191,326
  Provision for obsolete inventory....      100,000
  Other decreases.....................       (7,861)
  Net gain on sale of assets..........      (11,012)
Changes in current assets and
 liabilities:
  Accounts receivable.................   (8,582,792)     (53,262)      29,424
  Accounts receivable--other..........     (740,975)
  Due from related parties............     (100,000)
  Inventory...........................   (6,429,475)    (857,084)    (153,479)
  Prepaid expenses and other assets...      (96,708)       6,116      (12,847)
  Accounts payable....................    2,557,848       64,010      325,807
  Accrued expenses....................      720,693       57,167      (43,369)
  Due to related parties..............      324,026     (217,687)     262,594
                                       ------------  -----------  -----------
Net cash used in operating
 activities...........................  (17,273,209)  (6,668,003)  (1,143,376)
                                       ------------  -----------  -----------
Investing activities:
  Purchase of property, plant and
   equipment..........................   (1,634,440)    (342,282)     (78,798)
                                       ------------  -----------  -----------
Financing activities:
  Proceeds from issuance of bridge
   notes payable......................                   340,500      522,000
  Deferred warrant call costs.........     (157,500)
  Proceeds from issuance of A warrant
   call...............................   13,323,274
  Proceeds from issuance of B warrant
   call...............................    3,081,933
  Proceeds from issuance of
   convertible notes payable..........                                482,000
  Proceeds from issuance of common
   stock..............................                 7,730,956      542,415
  Proceeds received from private
   placement..........................    5,000,000
  Loan fees paid......................      (35,000)
  Payment of bridge notes.............                (1,000,000)
  Deferred offering costs.............                   221,734     (221,734)
                                       ------------  -----------  -----------
Net cash provided by financing
 activities...........................   21,212,707    7,293,190    1,324,681
                                       ------------  -----------  -----------
Increase in cash......................    2,305,058      282,905      102,507
Cash at beginning of period...........      482,535      199,630       97,123
                                       ------------  -----------  -----------
Cash at end of period................. $  2,787,593  $   482,535  $   199,630
                                       ============  ===========  ===========
Non cash transactions:
Release of E Common Stock from
 escrow...............................                            $ 4,082,055
Issuance of Class A Common Stock for
 acquisition of MultiMedia LANs,
 Inc..................................                                400,005
Issuance of warrants for bank and
 officer loans........................                                310,000
Issuance of options for compensation
 of officer and consultants...........                                107,373

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               NETVANTAGE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

NOTE 1--THE COMPANY

  NetVantage, Inc. ("NetVantage" or the "Company") is a leading provider of Ethernet Workgroup switching products designed to increase the information handling capacity of new and installed Local Area Networks or "LANs." Other applications of use for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," and Gigabit Ethernet. The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications.

SALES TO MAJOR CUSTOMERS

  Sales to the three major customers amounted to $8,003,350 (31%), $5,712,598 (22%) and $3,773,259 (14%) in 1996 and sales to the three major customers amounted to $256,173 (20%), $254,705 (20%) and $206,454 (16%) in 1995. Sales
were not to the same major customers in 1996 and 1995.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the financial statements. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of all financial instruments comprising cash, receivables, prepaids, accounts payable, accrued expenses and amounts due to related parties approximate fair value because of the short maturities of these instruments.

REVENUES

  Revenue from shipments to Original Equipment Manufacturers ("OEMs") is recognized upon shipment.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

DEFERRED WARRANT CALL COSTS

  Costs incurred directly related to the Company's Class B Warrant redemption (see Note 9) were capitalized. In January 1997, these costs will be offset against the proceeds received and charged to stockholders' equity.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful lives, which range from three to four years. Expenditures for ordinary repairs and maintenance are charged to expense as incurred.

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995


INTANGIBLES

  Goodwill and other intangibles are amortized over their estimated useful lives which range from one to five years.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs are expensed as incurred.

INCOME TAXES

  Income taxes are determined under guidelines prescribed by Financial Accounting Standards Board Statement No. 109 ("FAS 109"), "Accounting for Income Taxes". Under FAS No. 109, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 1996 and 1995 temporary differences consist primarily of net operating loss carry forwards ("NOLs") and tax credits. At December 31, 1996, the Company has NOLs to carry forward for federal purposes of $15 million and for California purposes of $7.1 million and has generated tax credits for certain research and development activities of $366,800 and $146,700 for federal and state purposes, respectively. The NOLs and research and development credits expire from 2006 to 2011. A valuation allowance of $6.3 million has been provided for the entire amount of the net deferred tax assets, which represents an increase in the valuation allowance of $4.2 million from December 31, 1995.

  The Company's ability to use its NOLs to offset income may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions could limit the Company's use of its NOLs as a result of certain stock ownership changes described in the Code, which would include transactions such as the Company's initial public offering, private placement of common stock and other equity transactions.

CONCENTRATION OF CREDIT RISK

  Financial instruments which subject the Company to concentration of credit risk consist primarily of accounts receivable. The risk associated with accounts receivable is limited by the large size and credit worthiness of the Company's commercial customers.

  The Company has recorded an allowance for doubtful accounts and will continue to adjust this allowance periodically based upon the Company's evaluation of historical loss experience, industry trends and other related factors.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

  Effective January 1, 1996 the Company adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (FAS 123). FAS 123 allows for two methods of valuing stock based compensation. The first method allows for the continuing application of APB 25 in measuring stock based compensation, while complying with the disclosure requirements of FAS 123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will continue to apply APB 25, while complying with FAS 123 disclosure requirements (see Note 10).

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995


NET LOSS PER SHARE

  Net loss per share was computed based on the weighted average number of the Company's common shares outstanding during 1996 and excludes the shares of Class E Common Stock held in escrow because the conditions for the release of these shares from escrow have not been satisfied. Common Stock equivalents were not considered in the net loss per share calculation in 1996 and 1995 because the effect on the net loss would be antidilutive.

PRO FORMA NET LOSS PER SHARE

  The pro forma net loss per share for 1994 was computed based on the weighted average number of shares of common stock outstanding during 1994, after giving retroactive effect to the conversion of the convertible notes, and excludes all shares of Class E Common Stock outstanding, or subject to option, held in escrow because the conditions for the release of shares from escrow had not been satisfied. All Class B and Class E Stock options and warrants granted and Class A and Class B Common Stock issued during the twelve months preceding the May 1995 public offering have been included as outstanding for the entire period using the treasury stock method and the public offering price per share.

NOTE 3--PUBLIC OFFERING

  On May 3, 1995 the Company completed an initial public offering of 1,725,000 units (including the underwriter's overallotment of 225,000 units). Each unit comprises one share of the Company's Class A Common Stock, one Class A Warrant and one Class B Warrant (the "Units"). Upon exercise, the Class A Warrants entitled the holder to purchase one share of Class A Common Stock for $6.50 and receive one Class B Warrant. Class B Warrants entitled the holder to purchase one share of Class A Common Stock for $7.75. The offering price was $5.00 per Unit for total gross proceeds of $8,625,000 or $7,503,750 after the underwriter's commission.

  In accordance with the Warrant Agreement between the Company and the underwriter, the original exercise price and number of securities issuable upon the exercise of the Class A Warrants were adjusted to $6.21 and 1.05 shares, respectively, and the original exercise price and number of securities issuable upon the exercise of the Class B Warrants were adjusted to $7.41 and
1.05 shares, respectively.

  As part of the public offering, the Company agreed to (i) issue an option to the underwriter to purchase additional Units equal to 10% of the Units offered to the public at a price equal to 120% of the initial public offering price ("Unit Purchase Option"), (ii) pay certain fees and expenses including the cost of registration of the Unit Purchase Option, and/or the underlying securities and (iii) certain other covenants. As of the date of this filing, the underwriter has not exercised its rights under this option.

  As a condition of the initial public offering, the underwriter required that all shares of the Company's Class B and Class E Common Stock and all shares of Class B and Class E Common Stock issuable upon exercise of outstanding options from the 1992 Stock Option Plan be subject to an escrow agreement. The Class B Common Stock and related options were released from escrow on June 3, 1996. A total of 541,062 Class E Common Stock and related options were released from escrow on October 17, 1996, upon the achievement of certain earnings levels or market price targets. The release of these shares resulted in a compensatory non-cash charge to earnings for the fourth quarter of 1996 (see Notes 9 and 13). At December 31, 1996, 540,995 shares of Class E Common Stock remain in escrow and are subject to release upon the attainment of certain specified earnings levels or market price targets.

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995

NOTE 4--NOTES PAYABLE

  In July 1996, the Company secured a $5,000,000 revolving bank line of credit which bears interest at prime rate plus 2% and expires in June 1997. In connection with this line of credit, the Company issued two warrants. Each warrant entitles the bank to purchase 30,000 shares of the Company's Class A Common Stock at an exercise price of $9.875 and $11.44 per share, respectively. The two warrants were exercisable immediately and expire on July 15, 2001 and August 16, 2001, respectively. This credit facility requires the Company to comply with certain financial covenants. The Company is in compliance with these covenants as of December 31, 1996. As of December 31, 1996, the line of credit is unused.

  In June 1996, NextCom K.K. ("NextCom"), a customer of the Company whose former president also serves on the Company's Board of Directors, advanced $500,000 to the Company. In lieu of interest expense, NextCom received an additional 5% discount on all Company purchases until the advance was paid off. The advance was repaid in October 1996 (see Note 5).

  In January 1995, the Company completed a private placement of $1,000,000 in promissory notes through the underwriter of its initial public offering which acted as placement agent. The notes bore interest at the rate of 10% per annum and were payable from the proceeds of the public offering. As of December 31, 1994, $600,000 of such notes were issued. In connection with this loan, the placement agent received a commission and a non-accountable expense allowance of 10% and 3%, respectively, amounting to $130,000, of which $78,000 pertains to the notes issued in December 1994. These debt issue costs were amortized to income over the term of the loan.

  In addition, the Company issued warrants to these investors which entitle them to purchase an aggregate of 500,000 shares of the Company's Class A Common Stock at $3.00 per share. The warrants expire in 1999. The aggregate value of all warrants, $575,000, was considered additional debt discount which was amortized to income as interest over the term of the loan. The warrants pertaining to the portion of notes issued in December 1994 were valued at $345,000. Upon the closing of the public offering, the warrants automatically converted to Class A Warrants in all respects.

  Upon the closing of the public offering in May 1995, the promissory notes were paid in full. As a result, the $474,231 unamortized portion of debt issue costs and debt discount was charged to income as an extraordinary item.

  In connection with the bridge financing, the Company also entered into an agreement with the placement agent that provides for a finder's fee to be paid to the placement agent if it originates a financing, merger, acquisition, joint venture, or other similar transaction to which the Company is a party, during the five-year period from the consummation of the initial public offering. The fee is based on a declining percentage of the consideration paid in the transaction, beginning at 7% of the first $1,000,000.

  In June 1994, the Company issued $482,000 of 5% redeemable, subordinated convertible notes with detachable warrants. The Company recorded the fair market value of the detachable warrants ($188,800) as additional debt discount. All outstanding convertible notes were converted September 30, 1994.

NOTE 5--RELATED PARTY TRANSACTIONS

  Certain officers and directors of the Company have provided services to the Company under consulting arrangements which permitted either party to terminate the services at will without further obligation. For the years ended December 31, 1995 and 1994, expenses charged to operations for consulting services rendered by

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995

these officers and directors were $19,214 and $129,652, respectively. The Company did not engage officers or directors under consulting arrangements during 1996.

  Related parties are employed by the Company under existing employment and sales commissions agreements. Amounts included in marketing and selling expense for these employees were $500,000 as of December 31, 1996.

  The amounts due to employees and consultants were $342,505 and $18,479 at December 31, 1996 and 1995, respectively.

  The amounts due from employees and consultants was $100,000 at December 31, 1996. There were no amounts due from employees and consultants in 1995.

  An officer of the Company has from time to time advanced money to the Company to fund operations. In lieu of interest, the officer was issued two warrants. These warrants entitle the officer to purchase 11,765 and 11,110 shares of Class A Common Stock at an exercise price of $8.50 and $9.00 per share, respectively. Both warrants are exercisable immediately and expire in October 2001. The fair value of these warrants was amortized as interest expense during 1996.

  On May 27, 1996, the Company issued two warrants to an officer under the terms of his 1996 Employment Agreement for consideration of $300. One warrant entitles the officer to purchase 15,000 shares of Class A Common Stock at an exercise price of $7.125 per share. This warrant became exercisable on October 17, 1996, the date the first half of the outstanding Class E Shares were converted to Class B Common Stock. The other warrant entitles the officer to purchase 15,000 of Class A Common Stock at a price of $7.125 per share. This warrant is exercisable when the remaining Class E Shares are converted to Class B Common Stock. The warrants terminate on January 1, 1999.

  In January 1996, the Company completed a private sale of 854,993 unregistered and previously unissued shares of its Class A Common Stock to two private investors for net proceeds of $5,000,000. One of the private investors is a member of the Company's Board of Directors.

  During 1996, a member of the Company's Board of Directors was the President of NextCom. In 1996 the Company had sales to NextCom of $1.5 million (6% of total 1996 revenue). There were no sales to NextCom in 1995.

  In June 1996, NextCom advanced $500,000 to the Company. In lieu of interest expense, NextCom received an additional 5% discount on all Company purchases until the advance was paid off in October 1996. Additional discounts provided to NextCom by the Company during 1996 totaled $23,312. At December 31, 1996, amounts due to the Company from NextCom for purchases totaled $899,381 (10% of total accounts receivable). The Company has also entered into a sales incentive plan with NextCom to promote sales growth and market awareness of the Company's products.

  In July 1995, the Company completed a private sale of 165,000 shares of Class A Common Stock to UB Networks, a customer of the Company. Total 1996 sales to UB Networks amounted to $2.5 million (9% of total 1996 revenue). There were no sales in 1995. Amounts due to the Company from UB Networks at December 31, 1996 amounted to $345,599 (4% of total accounts receivable).

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995


NOTE 6--INVENTORY

  The Company's inventory was comprised of the following at December 31, 1996 and 1995:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
   Finished goods......................................... $  108,030 $  178,800
   Parts and materials....................................  7,332,008    831,763
                                                           ---------- ----------
                                                           $7,440,038 $1,010,563
                                                           ========== ==========

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

  The Company's property, plant and equipment are summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ----------  ---------
   Office equipment...................................... $  129,853  $  63,149
   Machinery and electronic equipment....................  1,036,615    295,386
   Purchased software....................................    478,240    132,174
   Furniture and fixtures................................    192,833     46,044
   Automobile............................................    107,502        --
   Leasehold improvements................................    231,153     10,202
                                                          ----------  ---------
                                                           2,176,196    546,955
   Less: accumulated depreciation........................   (603,392)  (209,250)
                                                          ----------  ---------
                                                          $1,572,804  $ 337,705
                                                          ==========  =========

  Depreciation and amortization expense of $394,142, $93,955 and $52,181 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 8--ACQUISITION

  On April 30, 1996, the Company acquired all of the outstanding capital stock of MultiMedia LANs Inc. ("MultiMedia"), a North Carolina corporation, in exchange for 53,334 shares of newly issued Class A Common Stock (net proceeds of $400,005). The Company accounted for this transaction as a purchase. At the date of the closing, MultiMedia merged into the Company and certain associates of MultiMedia became employees of the Company. These employees were granted 33,333 options to purchase Class B and Class E Common Stock under the Company's 1992 Incentive and Nonstatutory Stock Option Plan (see Note 10). Goodwill and other intangibles arising from the purchase and subsequent merger of MultiMedia totaled $408,904. Amortization expense for the year ended December 31, 1996 was $58,014.

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995


NOTE 9--STOCKHOLDERS' EQUITY

COMMON STOCK

  The Class A, Class B and Class E Common Stock are substantially the same on a share-for-share basis, except that (i) the holder of an outstanding share of Class A Common Stock is entitled to one vote and the holder of an outstanding share of Class B or Class E Common Stock is entitled to five votes; (ii) Class B and Class E Common Stock are not freely transferable; and (iii) Class E Common Stock is not entitled to corporate dividends or distributions and may be redeemed by the Company after March 31, 1999 for $0.01 per share. All shares of Class B Common Stock that were previously placed into escrow were released on June 3, 1996. Each share of Class B Common Stock may be converted at any time, at the option of the holder, into one share of Class A Common Stock. Each share of Class E Common Stock is convertible into one share of Class B Common Stock in the event that certain targets are met. See "Class E Escrow Arrangement."

  At September 30, 1994, holders of warrants to purchase 98,500 shares of Class B Common Stock and 197,001 shares of Class E Common Stock exercised their warrants. As consideration, the Company received cash of $531,110 and relief of amounts due to related parties of $472,114.

  On September 30, 1994 the holders of $1,234,749 of convertible debt, representing all remaining convertible debt along with accrued interest of $60,304, converted their holdings into 86,337 shares of Class B Common Stock and 172,674 shares of Class E Common Stock.

CLASS E ESCROW ARRANGEMENT

  In connection with the public offering of the Units (see Note 3), all outstanding shares of Class E Common Stock were placed in escrow by existing stockholders. All shares of Class E Common Stock placed into escrow, including those shares which may be issued upon exercise of options ("Escrowed Contingent Shares") are not transferable (but those issued and outstanding may be voted).

  These shares are to be released from escrow in the event that net income before provision for income taxes, and exclusive of any extraordinary earnings or charges and the compensation charges discussed in the next paragraph, reaches certain targets during the next three years (the first 600,000 shares will be released if pretax income exceeds $4.3 million, $5.8 million or $7.2 million in fiscal years 1996, 1997 or 1998, respectively, and the remaining 600,000 will be released if pretax income exceeds $5.3 million, $7.1 million, or $8.9 million in fiscal years 1996, 1997 or 1998, respectively); or the market price of the common stock reaches specified levels over the next three years (the first 600,000 shares will be released if, commencing at May 3, 1995 and ending November 3, 1996, the bid price of the Company's common stock averages in excess of $13.33 per share for 30 consecutive business days, or commencing November 3, 1996 and ending May 3, 1998, the bid price averages $16.67 per share for 30 consecutive business days and the remaining 600,000 shares will be released if, commencing at May 3, 1995 and ending November 3, 1996, the bid price of the Company's common stock averages in excess of $18.50 per share for 30 consecutive business days or commencing November 3, 1996 and ending May 3, 1998, the bid price averages in excess of $23.50 for 30 consecutive business days). Any options to purchase common stock shall be deemed converted into similar options to acquire Class B and Class E Common Stock in the same proportion that outstanding Class E Common Stock is converted upon attaining the specified earnings or market price levels.

  On October 17, 1996, the criteria for the release of certain Escrowed Contingent Shares were met and on that date 600,000 shares, including 541,062 shares held by employees, officers, directors, consultants and their relatives, were released from escrow. The release of 541,062 shares was deemed compensatory and, accordingly,

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995

resulted in a current year charge to earnings equal to the fair market value of the Escrowed Contingent Shares on release.

  The release of Escrowed Contingent Shares held by individuals that have not had any relationship with the Company, other than that of a common stockholder, have been deemed not to be compensatory.

  All Escrowed Contingent Shares that have not been released from escrow by March 31, 1999 are subject to redemption by the Company at a redemption price of $0.01 per share.

WARRANTS

  On October 24, 1996, the Company completed the redemption of its Class A Warrants which resulted in the exercise of 99.9% of the Class A Warrants and the issuance of 2,335,568 shares of Class A Common Stock and the same number of Class B Warrants. In addition, as of October 24, 1996, Class B Warrants to purchase 368,360 shares were voluntarily exercised, resulting in the issuance of 386,778 shares of Class A Common Stock. Total proceeds from the exercise of all Class A and Class B Warrants on October 24, 1996 was approximately $17,368,000. On November 3, 1996, the Company repaid the bank line of credit from the proceeds received from the issuance of the Class A Warrants.

  The Company redeemed its Class B Warrants on January 10, 1997, pursuant to its November 27, 1996 notice of redemption. Prior to the redemption date, approximately $3.5 million or greater than 99% of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company of approximately $27,000,000. After the warrant exercise, approximately 9.4 million shares of Class A Common Stock were outstanding.

NOTE 10--STOCK OPTIONS AND WARRANTS

1996 INCENTIVE STOCK PLAN

  The Company adopted the 1996 Incentive Stock Plan (the "1996 Plan") pursuant to which any employee, officer, director or consultant shall be eligible for selection to receive awards under this Plan. The 1996 Plan reserves 800,000 shares of Class A Common Stock for issuance.

  The 1996 Plan is administered by the Board of Directors and/or an executive compensation committee of the Board. Stock options granted under the 1996 Plan become exercisable at the rate of 25% each year and expire six years from date of grant. The 1996 Plan expires on June 6, 2006.

1996 BONUS AND NONSTATUTORY STOCK OPTION PLAN

  On September 19, 1996, the Company adopted the 1996 Bonus and Nonstatutory Stock Option Plan (the "1996 Bonus Plan") to further the growth and financial success of the Company while providing additional incentives to executive officers and selected consultants to the Company. The 1996 Bonus Plan provides for the issuance of bonuses up to the amount of $300,000 and non-statutory stock options covering up to a total of 105,000 shares of Class A Common Stock. The exercise price of options issued under the 1996 Bonus Plan shall be no less than 85% of the fair market value of the Class A Common Stock at the date of grant. The 1996 Bonus Plan, which expires on August 31, 2001, is administered by the Board of Directors. Stock options granted under the 1996 Bonus Plan become exercisable on the attainment of certain performance criteria and expire six years from the date of grant.

                                  NETVANTAGE

                          DECEMBER 31, 1996 AND 1995

1994 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

  The Company adopted the 1994 Incentive and Nonstatutory Stock Option Plan, as amended (the "1994 Plan") reserving 325,000 shares of the Company's Class A Common Stock for issuance pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive incentive and/or non-qualified stock options.

  The 1994 Plan, which expires on April 30, 2002, is administered by the Board of Directors. Stock options granted under the 1994 Plan become exercisable at the rate of 25% each year and expire six years from the date of grant.

  In October 1994, options to purchase 40,000 shares of Class A Common Stock were granted under the 1994 Plan to an officer and a director at exercise prices ranging from $4.25 to $5.00 per share. Compensation of $27,000 was recorded for options granted with exercise prices below the expected initial public offering price.

1992 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

  The Company has adopted the 1992 Incentive and Nonstatutory Stock Option Plan (the "1992 Plan") pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive incentive and/or non-qualified stock options of Class B and Class E Common Stock.

  The 1992 Plan, which expires on April 30, 2002, is administered by the Board of Directors. Under the 1992 Plan, the maximum number of shares of stock which may be purchased through the exercise of options is 200,000. Stock options granted under the 1992 Plan become exercisable at the rate of one-third each year and expire six years from the date of grant.

  The following table summarizes option activity from December 31, 1993 to December 31, 1996:

                            1996
                          EXECUTIVE
                            PLAN    1996 PLAN 1994 PLAN     1992 PLAN
                          --------- --------- ---------  ----------------
                           CLASS A   CLASS A   CLASS A   CLASS B  CLASS E  EXERCISE PRICE
                          --------- --------- ---------  -------  -------  --------------
Outstanding December 31,
 1993...................                                  59,289  118,578   $2.50- 5.00
  Granted...............                        40,000    27,349   54,698   $4.25- 5.00
  Canceled..............                                 (27,000) (54,000)  $5.00
  Exercised.............                                    (667)  (1,333)  $2.50
                                              --------   -------  -------
Outstanding December 31,
 1994...................                        40,000    58,971  117,943   $2.50- 5.00
  Granted...............                       244,666    16,778   33,556   $3.94- 6.56
  Canceled..............                       (43,333)  (31,021) (62,043)  $2.50- 5.00
                                              --------   -------  -------
Outstanding December 31,
 1995...................                       241,333    44,728   89,456   $2.50- 6.56
  Granted...............   40,000    699,700   149,850    79,083  158,166   $3.75-11.69
  Canceled..............             (80,650) (138,750)  (31,794) (63,588)  $3.75-10.88
                           ------    -------  --------   -------  -------
Outstanding December 31,
 1996...................   40,000    619,050   252,433    92,017  184,034   $3.75-11.69
                           ======    =======  ========   =======  =======

  From time to time, the Company has issued warrants to various employees, officers, directors, consultants and debt holders to purchase Class B and Class E Common Stock (see Notes 4 and 5). In September 1994, all of the then outstanding warrants to purchase the Company's common stock were exercised or were canceled by

                                  NETVANTAGE

                          DECEMBER 31, 1996 AND 1995

mutual agreement with the warrant holders. To induce the warrant holders to exercise their warrants, the Company offered all warrant holders the opportunity to reduce the exercise price of their warrants by 20%.

  The Company recorded additional charges against operations representing the difference between the exercise price and the expected initial public offering price, less amounts previously recorded. The additional compensation of $127,820 related to additional lease costs. Also, the shares of Class B Common Stock issued in these transactions at prices less than the initial public offering price have been included in the calculation of weighted average shares outstanding used in the calculation of the 1994 pro forma net loss per share as if they were outstanding for all periods.

  The following table summarizes information about employee and officer stock options outstanding at December 31, 1996:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                          -----------------------          --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                                       REMAINING  AVERAGE              AVERAGE
                            NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
------------------------  ----------- ----------- -------- ----------- --------
$3.50 - $4.99............    81,500      4.208    $ 4.332    29,355     $4.331
$5.00 - $9.99............   315,550      5.25       6.838    27,583      5.749
$10.00 - $14.99..........   606,450      5.633     11.044

  Had compensation cost for options granted in 1996 and 1995 under the Company's stock option plans been determined based on the fair values at the grant dates, as prescribed in FAS 123, the Company's net loss and pro forma net loss per share would have been as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                          1996         1995
                                                      ------------  -----------
   Net loss:
     As reported..................................... $ (9,896,537) $(6,502,743)
     Pro forma.......................................  (13,796,539)  (7,402,743)
   Net loss per share:
     As reported.....................................        (2.23)       (3.47)
     Pro forma.......................................        (3.11)       (4.26)

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: Dividend yields of 0%; average annual volatility of 40% to 50%; risk free interest rates of 5.9% to 6.9%; and expected lives of 3 to 5 years for both periods. The weighted average fair value of options granted during 1996 and 1995 for which the exercise price equals the market price on the grant date was $3.9 million and $900,000, respectively.

  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price and volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995

subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

NOTE 11--COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

  The Company has commitments with two key executives, which provide for base salaries ranging from $150,000-$180,000 annually. The agreements provide for severance benefits ranging from six months to one year. The Company entered into another employment agreement with a key executive, which provides for annual compensation of $200,000, 36 months severance under certain circumstances and a bonus of 2%-4% of the total consideration paid for the Company in the event of a "Reorganization" (as defined in the agreement).

LEASE AGREEMENTS

  In May 1996 the Company signed a five-year lease for its principal offices. In November 1996 the Company signed a two-year lease for office space in Northern California. In December 1996 the Company signed a three-year lease for office space in Pennsylvania.

  A summary of non-cancelable future operating lease commitments at December 31, 1996 is as follows:

      1997............................................................. $118,253
      1998.............................................................  114,544
      1999.............................................................   86,316
      2000.............................................................   76,191
      2001.............................................................   31,746
      Thereafter.......................................................      --
                                                                        --------
                                                                        $427,050
                                                                        ========

  Office lease expense under non-cancelable operating lease obligations for the years ended December 31, 1996 and 1995 was $271,064 and $224,153, respectively.

NOTE 12--STRATEGIC ALLIANCE AGREEMENT WITH CIRCUITPATH

  In January 1995, the Company entered into a Strategic Alliance Agreement with CircuitPath Network Systems Corporation ("CircuitPath") which provides each party with a license to certain technologies and information of the other party. The Company received, for a payment of $580,000 in May 1995, a two-year exclusive license to certain CircuitPath core technologies and intellectual property, and a perpetual license to any enhancements made by the Company during the initial two-year period. No Circuitpath technology has been incorporated into any of the Company's products nor is any such incorporation contemplated in the future.

NOTE 13--FOURTH QUARTER ADJUSTMENTS

  In the quarter ended December 31, 1996 the Company recorded a $1 million adjustment to decrease the value of remaining inventory to reflect management's estimate of its current market value. The Company also recorded a $4,082,055 adjustment to record the non-cash charge to compensation expense for the October 1996 release of 541,062 shares of Class E Common Stock from escrow (see Note 9).

                               NETVANTAGE, INC.

                          DECEMBER 31, 1996 AND 1995


  In the quarter ended December 31, 1995 the Company recorded an adjustment for its inventory of finished products in the amount of $400,660, which reflects management's estimate of the current market value for the units remaining in inventory. The adjustment, in management's opinion, reflects the competitive pressures on selling prices of similar products which occurred in the fourth quarter of 1995 and the first two months of 1996. In early 1996, the Company decided to halt further development of the Token Ring switch and focus the Company's resources on the Ethernet switching market. As a result an adjustment was recorded in the fourth quarter in the amount of $210,000 representing the carrying value of Token Ring inventory. The Company recorded a further adjustment, in the fourth quarter of 1995 of $150,426 for a chip that was made obsolete by a recently released updated version of the device which operates at a higher speed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the names, ages and titles of the current directors and executive officers of the Company.

NAME                            AGE                    POSITION
----                            ---                    --------
Stephen R. Rizzone.............  47 Chairman of the Board, President, Chief
                                    Executive Officer and acting Chief Financial
                                    Officer
Aubrey C. Brown................  55 Senior Vice President--Sales and Marketing
George M. Pontiakos............  37 Senior Vice President--Product Development
Carlos A. Tomaszewski..........  66 Director*
Seiji Uehara...................  49 Director

--------
* Member of Audit and Compensation Committees

  Stephen R. Rizzone joined the Company and was elected President, Chief Operating Officer and a director in December 1995. He became the Chairman of the Board and Chief Executive Officer in March 1996 and the acting Chief Financial Officer in January 1997. From February 1995 to October 1995, he was Senior Vice President, World Wide Field Operations of Retix, a publicly traded company, involved in the manufacture and sale of multiprototcol router, Ethernet switches, remote and local bridges, ISDN access devices and fiber transport products. From April 1990 until February 1995, he was Senior Vice President, Field Operations of MAKE Systems, Inc., a software developer of computer aided network design and simulation products for the LAN/WAN communications industry.

  Aubrey C. Brown joined the Company as Vice President--Sales and Marketing in March 1995 and became Senior Vice President--Sales and Marketing in March 1996. Prior to joining the Company, he served as a senior executive in various companies engaged in the LAN and WAN business: from August 1994 until joining the Company, he was employed by Network Resources Corp. as Director of Western & Strategic Sales; from March 1994 until August 1994, he served as Vice President of Business Development of Lannet Data Communications; from March 1992 until March 1994, Mr. Brown was employed by Centrum Communications and from June 1988 until March 1994 he was the Regional Territory Manager for SynOptics Communication.

  George M. Pontiakos joined the Company in July 1996 as Vice President-- Operations, and became Senior Vice President--Product Development in February 1997. Prior to joining the Company, Mr. Pontiakos was Vice President/General Manager of Wavetek Corporation from January 1995 to July 1996, and LAN Business Unit Director for Ascom Timeplex from August 1988 to January 1995. He has also held senior management positions at Rowe International and ITT Avionics. In addition, in 1992 Mr. Pontiakos served on AT&T's Policy Board for the ISO Business Unit.

  Carlos A. Tomaszewski was Chairman of the Board of the Company from its inception in March 1991 until October 1994. From 1985 to May 1991, he served as Chairman of the Board and a Principal Systems Architect of Retix, Inc., a publicly traded company engaged in the manufacturing of internetworking devices.

  Seiji Uehara joined the Board of Directors in January 1996. Mr. Uehara was President of NextCom K.K., a network systems integrator, headquartered in Japan, from 1991 to 1996. From 1989 to 1990 Mr. Uehara was President of Ungerman-Bass K.K., a wholly owned subsidiary of UB Networks.

  Directors are elected to serve until the next annual meeting of stockholders. Two directors elected at the last annual meeting of stockholders have resigned. M. Charles Fogg resigned as a director in July, 1996. Thomas V. Baker resigned as a director and as Vice President of Finance, Chief Financial Officer and Secretary in January, 1997. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or executive officers of the Company.

KEY EMPLOYEES

  Robert Baumert has served as the Company's Lead ASIC design Engineer since February 1996 to present. From September 1988 to January 1996, Mr. Baumert served as Design Engineer designing Local Area Network Circuits for AT&T.

  Ahmad Esmaeili joined the Company in September 1996, as Director of Engineering. Prior to this, Mr. Esmaeili was a Senior Staff Engineer at Bay Networks from May 1994 until August 1996. Mr. Esmaeili also worked at Network Equipment Technologies as Senior Engineer from 1989 to April 1994.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock timely file initial reports of ownership of the Company's Common Stock and other equity securities and reports of changes in such ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. After a review of such insider reports, the Company believes that all required reports have been timely filed, except (i) Mr. Rizzone is late in filing a Form 3, a Form 5 for 1995 (showing three exempt transactions) and a Form 5 for 1996 (showing nine transactions, most of which should have been reported on a total of five Form 4s during that year but were not), all such transactions related to option and warrant grants to Mr. Rizzone and his spouse; (ii) Mr. Brown is late in filing a Form 3, a Form 5 for 1995 (showing three exempt transactions) and a Form 5 for 1996 (showing two transactions that should have been reported on a total of two Form 4s during that year but were not), all such transactions related to option grants to Mr. Brown; and (iii) Mr. Pontiakos is late in filing a Form 3 and a Form 5 for 1996 (showing four transactions, most of which should have been reported on a total of two Form 4s during that year but were not), all such transactions related to option grants to Mr. Pontiakos. These individuals are currently in the process of making the appropriate filings.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following table sets forth information concerning the compensation paid to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") serving at December 31, 1996, for services rendered in all capacities to the Company:

                          SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                      ANNUAL COMPENSATION(1)                 AWARDS
                             -------------------------------------------- ------------
                                                             OTHER ANNUAL    SHARES
                                                             COMPENSATION  UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR(2) SALARY ($) BONUS ($)       ($)(3)    OPTIONS (#)
---------------------------  ------- ---------- ---------    ------------ ------------
Stephen R. Rizzone(4)...      1996    $147,115       --         $1,798       70,000(5)
 Chairman of the Board,       1995                                           60,000(5)
 President and Chief
 Executive Officer
Aubrey C. Brown(6)......      1996      98,335  $282,395(7)      1,210       42,500
 Senior Vice President--
 Sales and Marketing          1995      98,308     2,213           --        50,000
George M. Pontiakos(8)..      1996      59,538    55,000           291       60,000
 Senior Vice President--
 Product Development
Thomas V. Baker(9)......      1996     115,016    80,000           --        66,500
 Former Chief Financial       1995      82,850                     --        36,000
 Officer, Secretary
 and Director
Errol Ginsberg(10)......      1996     120,374    52,279           --       110,000
 Former Vice President--
 Engineering

--------
 (1) Excludes perquisites and other personal benefits paid to each Named Executive Officer, as such amounts were less than the lesser of (i) $50,000 or (ii) 10% of the Named Executive Officer's total reported salary and bonus.
 (2) The Company completed its initial public offering in 1995. As such, only information for 1995 and 1996 is provided in accordance with the rules of the Securities and Exchange Commission.
 (3) Amounts reflect the Company's contributions to the NetVantage 401(k) Plan on behalf of the Named Executive Officer.
 (4) Although employment commenced in November 1995, Mr. Rizzone waived his right to receive salary until January 1, 1996. Mr. Rizzone's spouse is also employed by the Company as Director of Sales. In 1996, Mrs. Rizzone earned $75,385 in salary, $432,115 in commissions, $2,000 in bonus, in addition to a Company contribution of $971 to the NetVantage 401(k) Plan on her behalf. Mrs. Rizzone commenced employment on June 5, 1995 and earned $39,039 in salary and $3,927 in commissions during 1995. See also "Certain Relationships and Related Transactions."
 (5) Amounts do not include (i) two warrants, each to purchase 15,000 shares of Class A Common Stock at an exercise price of $7.125 per share granted to Mr. Rizzone in 1996 in connection with his then employment agreement;
     (ii) a warrant to purchase 11,765 shares of Class A Common Stock at an exercise price of $8.50 per share granted to Mr. Rizzone in 1996 in lieu of interest on a short-term loan to the Company; (iii) a warrant to purchase 11,110 shares of Class A Common Stock at an exercise price of $9.00 per share granted to Mr. Rizzone in 1996 in lieu of interest on a short-term loan to the Company; and (iv) options to purchase 32,500 shares of Class A Common Stock under the Company's 1996 Incentive and Nonstatutory Stock Option Plan (the "1996 Plan") and 7,500 shares of Class A Common Stock under the Company's 1994 Incentive and Nonstatutory Stock Option Plan (the "1994 Plan") granted to Mrs. Rizzone. See also "Certain Relationships and Related Transactions."

 (6) Employment commenced on March 1, 1995.
 (7) Includes sales commissions of $257,395 earned during 1996.
 (8) Employment commenced on July 1, 1996.
 (9) Employment commenced on October 10, 1994 and ceased on January 22, 1997.
(10) Employment commenced on March 11, 1996 and ceased on March 18, 1997.

OPTIONS AND STOCK APPRECIATION RIGHTS

  The following table sets forth specified information concerning grants of options to purchase Class A, Class B and Class E Common Stock of the Company made during 1996 to each of the Named Executive Officers. The Company granted no stock appreciation rights to the Named Executive Officers in 1996.

                             OPTION GRANTS IN 1996

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED
                                                                                 ANNUAL RATES OF STOCK
                                                                                PRICE APPRECIATION FOR
                                           INDIVIDUAL GRANTS                       OPTION TERM(5)(6)
                         ----------------------------------------------------- -------------------------
                                     PERCENTAGE
                         NUMBER OF    OF TOTAL   EXERCISE  MARKET
                         SECURITIES   OPTIONS       OR    PRICE AT
                         UNDERLYING  GRANTED TO    BASE    DATE OF
                          OPTIONS   EMPLOYEES IN  PRICE     GRANT   EXPIRATION
NAME                     GRANTED(#) FISCAL YEAR   ($/SH)  ($/SH)(5)    DATE     0%($)   5%($)    10%($)
----                     ---------- ------------ -------- --------- ---------- ------- -------- --------
Stephen R. Rizzone(1)
  1994 Plan(2)..........   70,000         7%     $ 6.0600 $ 7.0625    5/23/02  $70,175 $238,310 $451,615
Aubrey C. Brown
  1996 Plan(2)..........   42,500         4%      10.5625              6/5/02           152,529  346,170
George M. Pontiakos
  1996 Plan(2)..........    5,000         1%      11.6875            11/20/02            19,891   45,110
  1996 Plan(2)..........   50,000         5%      11.6875             7/24/02           178,139  423,643
  1996 Plan(2)..........    5,000         1%      10.8750             9/18/02            18,526   41,998
Thomas V. Baker(7)
  1996 Plan(2)..........   31,500         3%      10.5625              6/5/02           113,051  256,573
  1996 Plan(2)..........   10,000         1%      11.3750             7/24/02            38,753   87,854
  Bonus Plan(3).........   25,000         3%       9.2500  10.8800    9/18/02   40,750  133,256  250,615
Errol Ginsberg(8)
  1992 Plan(4)..........   25,000         3%       5.8500             4/30/02            44,714  106,197
  1994 Plan(2)..........   25,000         3%       7.3125             3/20/02            62,174  141,051
  1996 Plan(2)..........   45,000         5%      10.5625              6/5/02           161,501  366,533
  Bonus Plan(3).........   15,000         2%       9.2500  10.8800    9/18/02   24,450   79,954  150,369

--------
(1) Amounts do not include certain warrants granted to Mr. Rizzone and options granted to Mrs. Rizzone. See Note 5 to Summary Compensation Table and "Certain Relationships and Related Transactions."
(2) Options to purchase Class A Common Stock granted under the 1994 Plan and the 1996 Plan are exercisable at the rate of 25% each year and are subject to earlier termination in the event the employee is no longer employed by the Company.
(3) Options to purchase Class A Common Stock granted under the 1996 Bonus and Nonstatutory Stock Option Plan (the "Bonus Plan") are exercisable upon the occurrence of certain events: (i) one-third upon the redemption or conversion of at least 80% of the Class A Warrants issued in the initial public offering; (ii) one-third upon the redemption or conversion of at least 60% of the aggregate of the Class B Warrants issued in the initial public offering and upon the subsequent conversion of Class A Warrants; and (iii) one-third upon the release from escrow of one-half of the outstanding Class E Common Stock. Options issued under this plan are subject to earlier termination in the event the employee is no longer employed by the Company.

(4) Options to purchase Class B Common Stock and Class E Common Stock (of which one-third of such shares are Class B Common Stock and two-thirds of such shares are Class E Common Stock) granted under the Company's 1992 Incentive and Nonstatutory Stock Option Plan (the "1992 Plan") are exercisable at the rate of one-third each year and are subject to earlier termination in the event the employee is no longer employed by the Company.
(5) The market price for options to purchase Class A Common Stock was set at the average of the bid and ask prices of the Class A Common Stock on the applicable date as reported by Nasdaq. Due to certain restrictions on the transferability of the underlying shares, the market price for options to purchase Class B and Class E Common Stock was set at 80% of the average of the bid and ask prices of the Class A Common Stock on the applicable date as reported by Nasdaq.
(6) Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 0% (in the case of options granted at an exercise price below market price), 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future market price of the Common Stock. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period.
(7) Amounts shown reflect the options granted to Mr. Baker as of December 31, 1996 and assume expiration on the dates indicated in the table; however, by their terms, such options are subject to earlier termination in the event Mr. Baker is no longer employed by the Company. Mr. Baker's employment ceased on January 22, 1997.
(8) Amounts shown reflect the options granted to Mr. Ginsberg as of December 31, 1996 and assume expiration on the dates indicated in the table; however, by their terms, such options are subject to earlier termination in the event Mr. Ginsberg is no longer employed by the Company. Mr. Ginsberg's employment ceased on March 18, 1997.

  The following table summarizes options exercises during 1996, and the number of all options and the value of all in-the-money options held at the end of 1996, by each of the Named Executive Officers:

                      AGGREGATE OPTION EXERCISES IN 1996
                      AND DECEMBER 31, 1996 OPTION VALUES

                                                    NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                           OPTIONS                    OPTIONS
                           SHARES                 AT DECEMBER 31, 1996 (#)  AT DECEMBER 31, 1996 ($)(5)
                         ACQUIRED ON    VALUE     ------------------------- ------------------------------
NAME                      EXERCISES  REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE     UNEXERCISABLE
----                     ----------- ------------ ----------- ------------- -------------   --------------
Stephen R. Rizzone(1)
  1992 Plan(2)..........     --          --           6,667      13,333       $      18,333   $       36,667
  1994 Plan(3)..........     --          --          10,000      30,000              34,375          103,125
  1994 Plan(3)..........     --          --             --       70,000                 --           227,675
Aubrey C. Brown
  1992 Plan(2)..........     --          --           5,556      11,111              12,222           24,445
  1994 Plan(3)..........     --          --           8,333      25,000              22,916           68,749
  1996 Plan(3)..........     --          --             --       42,500                 --               --
George M. Pontiakos
  1996 Plan(3)..........     --          --             --       60,000                 --               --
Thomas V. Baker
  1992 Plan(2)..........     --          --          12,000       6,000              38,400           19,200
  1994 Plan(3)..........     --          --           9,000      27,000              45,563          136,688
  1996 Plan(3)..........     --          --             --       41,500                 --               --
  Bonus Plan(4).........     --          --          16,667       8,333               1,042              521
Errol Ginsberg
  1992 Plan(2)..........     --          --             --       25,000                 --            40,000
  1994 Plan(3)..........     --          --             --       25,000                 --            50,000
  1996 Plan(3)..........     --          --             --       45,000                 --               --
  Bonus Plan(4).........     --          --          10,000       5,000                 625              312

--------
(1) Amounts do not include certain warrants to purchase Class A Common Stock granted to Mr. Rizzone or options granted to Mrs. Rizzone. See Note 5 to Summary Compensation Table and "Certain Relationships and Related Transactions."
(2) Options to purchase Class B Common Stock and Class E Common Stock (of which one-third of such shares are Class B Common Stock and two-thirds of such shares are Class E Common Stock) granted under the 1992 Plan are exercisable at the rate of one-third each year and are subject to earlier termination in the event the employee is no longer employed by the Company.
(3) Options to purchase Class A Common Stock granted under the 1994 Plan and the 1996 Plan are exercisable at the rate of 25% each year and are subject to earlier termination in the event the employee is no longer employed by the Company.
(4) Options to purchase Class A Common Stock granted under the Bonus Plan are exercisable upon the occurrence of certain events: (i) one-third upon the redemption or conversion of at least 80% of the Class A Warrants issued in the initial public offering; (ii) one-third upon the redemption or conversion of at least 60% of the aggregate of the Class B Warrants issued in the initial public offering and upon the subsequent conversion of Class A Warrants; and (iii) one-third upon the release from escrow of one-half of the outstanding Class E Common Stock. Options issued under this plan are subject to earlier termination in the event the employee is no longer employed by the Company.
(5) Valuation based on the difference between the option exercise price and the market value of the Company's Common Stock on December 31, 1996. The market price for options to purchase Class A Common Stock was set at the average of the bid and ask prices of the Class A Common Stock on that date as reported by Nasdaq. Due to certain restrictions on transferability of the underlying shares, the market price for options to purchase Class B and Class E Common Stock was set at 80% of the average of the bid and ask prices of the Class A Common Stock on that date as reported by Nasdaq.

EMPLOYMENT AND SEVERANCE AGREEMENTS AND ARRANGEMENTS

  The Company has an employment agreement with Stephen Rizzone effective as of January 1, 1997, as amended, providing for his employment as Chairman of the Board, President and Chief Executive Officer through December 31, 2001, at an initial base salary of $200,000 per year commencing January 1, 1997, and such other incentive compensation as is consistent with industry practice, subject to review annually by the Board. The agreement also provides for the grant of additional options to purchase Common Stock, the use of a leased automobile and certain other benefits. The agreement may be terminated by either party with or without cause on 30 days written notice. In the event the Company terminates Mr. Rizzone's employment, either with or without cause at any time, for any reason, or Mr. Rizzone terminates his employment due to (i) a change in duties, title or responsibility of his position, (ii) a removal from or non-election to the Board or from the position of Chairman of the Board, (iii) a change affecting Mr. Rizzone's position in organizational structure of the Company, (iv) a reduction in compensation, (v) an increase in travel required to the principal offices of the Company greater than fifty miles or (vi) an acquisition or merger of the Company, Mr. Rizzone will be entitled to certain termination benefits. Such benefits will include the following: (a) his salary and benefits will continue for a period of thirty-six months from the date of termination, (b) payment will be made for accrued and unused vacation time vested as of the date of termination, (c) stock options granted prior to termination will vest and be exercisable for a period of thirty-six months, and (d) the cash bonus discussed below will be paid, effective for 48 months after termination. In the event of a "Reorganization" (as defined in the agreement), Mr. Rizzone is entitled to a cash bonus based on the total consideration to be paid in the Reorganization divided by the number of shares of Class A Common Stock outstanding at the time of the Reorganization, such that if the resulting price per share is $15 or less, he will receive a bonus equal to 2% of the total consideration; if the resulting price per share is greater than $15 but less than $20, the bonus will equal 3% of the total consideration; and if the resulting price per share is $20 or more, the bonus will equal 4% of the total consideration. He is also entitled to receive such bonus up to 12 months after his voluntary termination.

  The Company has an employment agreement with George Pontiakos which provides for an initial base salary of $120,000 per year (which has been currently adjusted to $150,000), eligibility for quarterly and annual bonuses ranging from 5% to 15% of base salary, and certain other benefits. In the event Mr. Pontiakos' employment is terminated for any reason, other than cause, he is entitled to a severance, at his base salary amount for six months. The Company is not obligated to provide any severance to Mr. Pontiakos should he voluntarily resign his position. In addition, if the current Chief Executive Officer is removed from his position, Mr. Pontiakos will have the option of resigning from the Company and receiving twelve months of severance at his base salary. Aubrey Brown also has a similar option to resign and receive twelve months of severance at his base salary (which is currently $180,000) in the event the current Chief Executive Officer is removed from his position.

  The Company had an employment agreement with Errol Ginsberg which provided for a base salary of $150,000 per year and certain other benefits. In the event Mr. Ginsberg is terminated for any reason, other than cause, he is entitled to severance at his base salary for one year provided he does not violate any terms of his confidentiality agreement with the Company. The Company is not obligated to provide any severance to Mr. Ginsberg should he voluntarily resign his position.

  The Company had an employment agreement with Thomas Baker which provided for an initial base salary of $80,000 which was increased from time to time by the Company. The agreement also provided for incentive compensation based on the Company achieving certain enumerated performance goals and as determined to be fair and reasonable by the Compensation Committee of the Board of Directors. The agreement further provided that in the event the employee's employment was terminated by the Company at any time for any reason other than cause, disability, death or upon the employees' voluntary termination, or by termination of the employee (or reduction in statute, nature of duties, employee benefits or working conditions from those enjoyed by all other executives at the same level or higher) within 120 days following a "Change of Control" of the Company, the Company would pay the employee an amount equal to the sum of (i) the employee's accrued but unpaid base salary, and one year's base salary at the employee's then prevailing base salary; (ii) all accrued and unpaid vacation pay as of his termination date; and (iii) all accrued and unpaid incentive compensation through the most recent date prior to termination for which such incentive compensation would be calculated.

DIRECTOR COMPENSATION

  The Company's non-employee directors do not receive any compensation for their services as members of the Board of Directors, although they are reimbursed for their expenses in attending Board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding ownership of shares of Common Stock as of March 31, 1997 for (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property where applicable. Each outstanding share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock or Class E Common Stock is entitled to five votes. As of December 31, 1996, 540,995 shares of Class E Common Stock remain in escrow.

                                                                      PERCENTAGE
                                                           PERCENTAGE     OF
                                              NUMBER OF        OF       VOTING
   NAME OF BENEFICIAL OWNER                    SHARES        CLASS      POWER
   ------------------------                   ---------    ---------- ----------
   Stephen R. Rizzone.......................     75,217(1)     *          *
   Aubrey C. Brown..........................     13,889(2)     *          *
   George M. Pontiakos......................        --         *          *
   Carlos A. Tomaszewski....................    155,251(3)    1.42%      4.11%
   Seiji Uehara
    Telecom Device K.K.--4F Miyanaga Bldg.
    1-5-12 Motoakasaka Minato-ku, Tokyo 107
    Japan...................................    854,993(4)    7.84%      5.69%
   Errol Ginsberg...........................     29,583(5)     *          *
   Thomas V. Baker..........................     55,001(6)     *          *
   All directors and executive officers as a
    group
    (7 persons)(1)(2)(3)(4)(5)(6)...........  1,183,934(7)   10.69%     11.59%

--------
 * Holds less than 1%.
(1) Represents 1,300 shares of Class A Common Stock; and 67,250 shares of Class A Common Stock, 2,222 shares of Class B Common Stock and 4,444 shares of Class E Common Stock which such person or his spouse has the right to purchase within 60 days of March 31, 1997, pursuant to the exercise of outstanding options and warrants.
(2) Represents 8,333 shares of Class A Common Stock, 1,852 shares of Class B Common Stock and 3,704 shares of Class E Common Stock which such person has the right to purchase within 60 days of March 31, 1997, pursuant to the exercise of outstanding options.
(3) Represents 39,516 shares of Class A Common Stock, 58,535 shares of Class B Common Stock and 57,200 shares of Class E Common Stock, most of which are held by Microprocessor Associates, which is 90% owned by Mr. Tomaszewski.
(4) Includes 512,996 shares of Class A Common Stock for Mr. Uehara and 341,997 shares of Class A Common Stock for his partner, Mr. Isao Okawa. See "Certain Relationships and Related Transactions."
(5) Represents 21,250 shares of Class A Common Stock, 2,778 shares of Class B Common Stock and 5,556 shares of Class E Common Stock which such person has the right to purchase within 60 days of March 31, 1997, pursuant to the exercise of outstanding options. As of March 18, 1997, Mr. Ginsberg was no longer employed by the Company.
(6) Represents 43,000 shares of Class A Common Stock, 4,000 shares of Class B Common Stock and 8,000 shares of Class E Common Stock which such person has the right to purchase within 60 days of March 31, 1997, pursuant to the exercise of outstanding options. As of January 22, 1997, Mr. Baker was no longer employed by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Mr. Rizzone, the Company's Chairman of the Board, Chief Executive Officer and President is married to Mashid Rizzone, the Company's Director of Sales, who is separately compensated by the Company. See Notes 4 and 5 to "Executive Compensation--Summary Compensation Table." In early 1997, the Company made an advance against future commissions to Mrs. Rizzone of approximately $255,000, and an advance against future compensation to Mr. Rizzone of $100,000, which the Company has recorded in 1997 as amounts due from related parties.

  In 1996, the Company issued four warrants to Mr. Rizzone to purchase Class A Common Stock. Two warrants were issued in consideration of the payment of $300 in connection with Mr. Rizzone's 1996 Employment Agreement. The first warrant granted him the right to purchase 15,000 shares of Class A Common Stock, at an exercise price of $7.125 per share, exercisable on the date the first half of the outstanding shares of Class E Common Stock were converted into shares of Class B Common Stock (an event which occurred prior to the end of 1996). The other warrant granted him the right to purchase 15,000 shares of Class A Common Stock, at an exercise price of $7.125 per share, exercisable on the date all remaining outstanding shares of Class E Common Stock are converted into shares of Class B Common Stock (an event which has yet to occur). Both warrants terminate on January 1, 1999. Two additional warrants were issued in lieu of interest owed by the Company to Mr. Rizzone for two short-term loans totaling $200,000 made by him to fund operations. One warrant granted him the right to purchase 11,765 shares of Class A Common Stock at an exercise price of $8.50 per share (a $2.00 discount from the closing price of a share of Class A Common Stock on the date the first loan was made). The other warrant granted him the right to purchase 11,110 shares of Class A Common Stock at an exercise price of $9.00 per share (a $2.00 discount from the closing price of a share of Class A Common Stock on the date the second loan was made). Both warrants were immediately exercisable and terminate on October 14, 2001.

  On January 10, 1996, the Company completed the sale of 512,996 shares and 341,997 shares (or 854,993 shares in the aggregate) of its Class A Common Stock to Seiji Uehara, a director of the Company, and Isao Okawa, respectively, for cash consideration of $5.848 per share (or $5,000,000 in the aggregate). The per share purchase price, although less than the market price of the Class A Common Stock at the time, was deemed to be fair to the Company because the shares issued in the transaction were "restricted securities" within the meaning of Rule 144 of the Securities Act. The average of the bid and ask prices of the Company's Class A Common Stock on January 10, 1996 was $7.50 per share. Under the stock purchase agreement between the parties, the Company granted Messrs. Uehara and Okawa certain "piggy back" registration rights and agreed to provide them certain indemnification. At the time of the transaction, Mr. Uehara was also the president of NextCom, and Mr. Okawa was the chairman and president of the parent of NextCom.

  In June 1996, NextCom advanced the Company $500,000 in cash. In lieu of interest expense, NextCom received an additional 5% discount on all its purchases of Company products until the advance was paid off in October 1996. The amount of the additional discount received by NextCom totaled $23,312. Total 1996 sales to NextCom were $1.5 million (or 6% of total revenues). At December 31, 1996, the amount due the Company for product purchases by NextCom was $899,381 (or 10% of the Company's total accounts receivable). The Company also entered into a sales incentive plan with NextCom to promote sales growth and market awareness of the Company's products. In connection with the plan, the Company paid NextCom $27,000 in cash.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

 (a)(1) Financial Statements:

                                                                           PAGE:
                                                                           -----
     Report of Independent Public Accountants.............................   15
     Balance Sheet........................................................   16
     Statement of Operations..............................................   17
     Statement of Stockholders' Equity....................................   18
     Statement of Cash Flows..............................................   19
     Notes to Financial Statements........................................   20

 (a)(2) Financial Statement Schedules:

   All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

 (a)(3) Exhibits

 NUMBER                                  TITLE
 ------                                  -----
  3.1   Restated Certificate of Incorporation as filed with the Delaware
        Secretary of State on November 18, 1994(1)
  3.3   Bylaws(1)
  4.1   Form of Warrant Agreement (including forms of Class A and Class B
        Warrant certificates)(1)
  4.2   Form of Underwriters Unit Purchase Option(1)
  4.3   Form of Class A Common Stock Certificate(1)
 10.1   Strategic Alliance Agreement between CircuitPath Networks Systems
        Corporation and the Company(1)
 10.2   [Intentionally Blank]
 10.3   Loan and Security Agreement dated July 15, 1996, as amended, between
        Silicon Valley Bank and the Company, along with related Registration
        Rights Agreement, dated July 15, 1996, Warrant to Purchase Stock dated
        July 15, 1996 and Warrant to Purchase Stock dated August 16, 1996
 10.4   Standard Office Lease-Gross dated April 10,1996, and Standard Office
        Lease-Gross dated May 1, 1996, as amended, between Silver Genesis, Inc.
        and the Company
 10.5   Employment Agreement, dated October 10, 1994, between the Company and
        Mr. Thomas V. Baker(2)
 10.6   [Intentionally Blank]
 10.7   [Intentionally Blank]
 10.8   Stock Purchase Agreement between the Company and Ungermann-Bass
        Networks, Inc. dated July 25, 1995(3)
 10.9   Stock Purchase Agreement between the Company and Mr. Seiji Uehara and
        Mr. Isao Okawa dated December 27, 1995(4)
 10.10  1996 Incentive Stock Plan(6)
 10.11  1996 Bonus and Nonstatutory Stock Option Plan(6)
 10.12  1994 Incentive and Nonstatutory Stock Option Plan(5)(6)


 NUMBER                                  TITLE
 ------                                  -----
 10.13  1992 Incentive and Nonstatutory Stock Option Plan(5)(6)
 10.14  401(k) Profit Sharing Plan(6)
 10.15  Employment Agreement effective January 1, 1997, as amended, between the
        Company and Stephen R. Rizzone(6)
 10.16  Letter Agreement dated June 25, 1996, between the Company and George
        Pontiakos(6)
 11.1   Computation of pro forma loss per share for the year ended December 31,
        1994(1)
 27     Financial Data Schedule

--------
(1) Incorporated herein by reference to the corresponding exhibit to the Company's Registration Statement (the "Registration Statement") on Form SB-2, Registration Number 33-89266, dated April 26, 1995.
(2) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(3) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated July 25, 1995.
(4) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated January 11, 1996.
(5) Incorporated herein by reference to exhibits 4.4 and 4.5, respectively, to the Company's Registration Statement.
(6) Management contracts and compensatory plans, contracts and arrangements of the Company.

 (b) Report on Form 8-K:

  During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K dated December 2, 1996, related to the notice of redemption given to its registered holders of Class B Warrants.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 15, 1997                      NetVantage, Inc.

                                                  /s/ Stephen R. Rizzone
                                          By: _________________________________
                                              STEPHEN R. RIZZONE, Chairman of
                                             the Board Chief Executive Officer
                                            and acting Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITY AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Stephen R. Rizzone          Chairman of the          April 15, 1997
-------------------------------------   Board Chief
         STEPHEN R. RIZZONE             Executive Officer
                                        and acting Chief
                                        Financial Officer

           /s/ Kim Rogers              Acting Chief             April 15, 1997
-------------------------------------   Accounting Officer
             KIM ROGERS

          /s/ Seiji Uehara             Director                 April 15, 1997
-------------------------------------
            SEIJI UEHARA

      /s/ Carlos A. Tomaszewski        Director                 April 15, 1997
-------------------------------------
        CARLOS A. TOMASZEWSKI

                                 EXHIBIT INDEX

 NUMBER                                  TITLE
 ------                                  -----
  3.1   Restated Certificate of Incorporation as filed with the Delaware
        Secretary of State on November 18, 1994(1)
  3.3   Bylaws(1)
  4.1   Form of Warrant Agreement (including forms of Class A and Class B
        Warrant certificates)(1)
  4.2   Form of Underwriters Unit Purchase Option(1)
  4.3   Form of Class A Common Stock Certificate(1)
 10.1   Strategic Alliance Agreement between CircuitPath Networks Systems
        Corporation and the Company(1)
 10.2   [Intentionally Blank]
 10.3   Loan and Security Agreement dated July 15, 1996, as amended, between
        Silicon Valley Bank and the Company, along with related Registration
        Rights Agreement, dated July 15, 1996, Warrant to Purchase Stock dated
        July 15, 1996 and Warrant to Purchase Stock dated August 16, 1996
 10.4   Standard Office Lease-Gross dated April 10,1996, and Standard Office
        Lease-Gross dated May 1, 1996, as amended, between Silver Genesis, Inc.
        and the Company
 10.5   Employment Agreement, dated October 10, 1994, between the Company and
        Mr. Thomas V. Baker(2)
 10.6   [Intentionally Blank]
 10.7   [Intentionally Blank]
 10.8   Stock Purchase Agreement between the Company and Ungermann-Bass
        Networks, Inc. dated July 25, 1995(3)
 10.9   Stock Purchase Agreement between the Company and Mr. Seiji Uehara and
        Mr. Isao Okawa dated December 27, 1995(4)
 10.10  1996 Incentive Stock Plan(6)
 10.11  1996 Bonus and Nonstatutory Stock Option Plan(6)
 10.12  1994 Incentive and Nonstatutory Stock Option Plan(5)(6)
 10.13  1992 Incentive and Nonstatutory Stock Option Plan(5)(6)
 10.14  401(k) Profit Sharing Plan(6)
 10.15  Employment Agreement effective January 1, 1997, as amended, between the
        Company and
        Stephen R. Rizzone(6)
 10.16  Letter Agreement dated June 25, 1996, between the Company and George
        Pontiakos(6)
 11.1   Computation of pro forma loss per share for the year ended December 31,
        1994(1)
 27     Financial Data Schedule

--------
(1) Incorporated herein by reference to the corresponding exhibit to the Company's Registration Statement (the "Registration Statement") on Form SB-2, Registration Number 33-89266, dated April 26, 1995.
(2) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(3) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated July 25, 1995.
(4) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated January 11, 1996.
(5) Incorporated herein by reference to exhibits 4.4 and 4.5, respectively, to the Company's Registration Statement.
(6) Management contracts and compensatory plans, contracts and arrangements of the Company.