Form 10-Q
period 1997-03-31
NETVANTAGE INC
filed 1997-05-15
CIK 934620

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 0-25992

                               NETVANTAGE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                95-4324525
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

             201 Continental Blvd. Suite 201, El Segundo, CA 90245
                   (Address of Principal Executive Offices)

                                (310) 726-4130
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares outstanding of each of the Registrant's classes of Common Stock as of April 30, 1997: 9,889,287 shares of Class A Common Stock, 468,564 shares of Class B Common Stock and 540,995 shares of Class E Common Stock.

                               NETVANTAGE, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                     INDEX

                                                                                    PAGE
                                                                                    NO.
                                                                                    ----
PART I.  FINANCIAL INFORMATION                                                       3

Item 1.  Financial Statements:                                                       3

             Balance Sheet -- March 31, 1997 and December 31, 1996                   3

             Statement of Operations -- Three Months Ended March 31, 1997 and
               December 31, 1996                                                     4

             Statement of Cash Flows -- Three Months Ended March 31, 1997 and
               December 31, 1996                                                     5

             Notes to Financial Statements                                           6


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                     8


PART II. OTHER INFORMATION                                                          11

Item 1.  Legal Proceedings                                                          11

Item 2.  Changes in Securities                                                      11

Item 3.  Defaults upon Senior Securities                                            11

Item 4.  Submission of Matters to a Vote of Security Holders                        11

Item 5.  Other Information                                                          11

Item 6.  Exhibits and Reports on Form 8-K                                           11

         Signatures

         Exhibit Index

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NETVANTAGE, INC.
                                 BALANCE SHEET
                  AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                          (UNAUDITED)
                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             1997           1996
                                                                                         -------------  ------------
                                                              ASSETS
Current assets:
 Cash                                                                                    $ 22,367,254   $  2,787,593
 Accounts receivable, net of allowance of $75,000 at
  March 31, 1997 and $50,000 at December 31, 1996                                           7,220,420      8,667,627
 Accounts receivable - other                                                                  122,000        740,975
 Due from related parties                                                                     354,710        100,000
 Inventory                                                                                 11,298,712      7,440,038
 Prepaid expenses and other assets                                                             75,035        121,134
                                                                                         ------------   ------------
  Total current assets                                                                     41,438,131     19,857,367
Deferred warrant call costs                                                                         -        157,500
Property, plant and equipment, net                                                          1,633,605      1,572,804
Goodwill and other intangibles, net                                                           339,568        376,099
                                                                                         -------------  ------------
  Total assets                                                                           $ 43,411,304   $ 21,963,770
                                                                                         ============   ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $  1,684,927    $  3,081,664
  Accrued expenses                                                                           699,408         829,484
  Due to related parties                                                                      11,738         342,505
                                                                                        ------------    ------------
   Total current liabilities                                                               2,396,073       4,253,653
                                                                                        ------------    ------------

Commitments and contingencies

Stockholders' Equity:
 Preferred Stock, par value $0.01 per share,
  5,000,000 shares authorized, none issued                                                         -               -
 Class A Common Stock, per value $0.001 per share,
  17,000,000 shares authorized, 9,867,112 issued and
  outstanding at March 31, 1997 (5,941,523 at December 31, 1996)                               9,867           5,941
 Class B Common Stock, convertible into Class A Common
  Stock, par value $0.001 per share, 1,800,000 shares
  authorized, 490,739 issued and outstanding at March 31, 1997
  (689,701 at December 31, 1996)                                                                 491             690
 Class E Common Stock, convertible into Class B Common
  Stock, par value $0.001 per share, 1,200,000 shares
  authorized, 540,995 issued, all shares are held in escrow                                      541             541
 Additional paid-in-capital - Other                                                       63,114,442      37,638,720
 Additional paid-in-capital - Issuance of warrants                                         1,574,910       1,462,185
 Accumulated deficit                                                                     (23,685,020)    (21,397,960)
                                                                                        ------------    ------------
   Total stockholders' equity                                                             41,015,231      17,710,117
                                                                                        ------------    ------------
   Total liabilities and stockholders' equity                                           $ 43,411,304    $ 21,963,770
                                                                                        ============    ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               NETVANTAGE, INC.
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                      Three Months    Three Months
                                          Ended          Ended
                                        March 31,       March 31,
                                          1997            1996
                                      -------------   -------------
Revenue                               $   3,302,586   $   1,005,902
Cost of revenue                           2,448,697         898,348
                                      -------------   -------------
Gross margin                                853,889         107,554

Operating expenses:
 Research and development                 1,457,573         851,156
 Marketing and selling                      703,896         244,255
 General and administrative               1,139,873         435,108
                                      -------------   -------------
                                          3,301,342       1,530,519
                                      -------------   -------------
Loss from operations                     (2,447,453)     (1,422,965)

Interest income, net                        120,388          32,232
Other income                                 40,005               -
                                      -------------   -------------
Net loss                              $  (2,287,060)  $  (1,390,733)
                                      =============   =============

Net loss per share                    $       (0.22)  $       (0.47)
                                      =============   =============

Weighted average number of
 shares outstanding                       9,994,072       2,934,216
                                      =============   =============






                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               NETVANTAGE, INC.
                            STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                              THREE MONTHS        THREE MONTHS
                                                                 ENDED               ENDED
                                                               MARCH 31,           MARCH 31,
                                                                  1997                1996
                                                              ------------        ------------
Net Loss                                                      $ (2,287,060)       $ (1,390,733)
Adjustments to reconcile net loss to net cash used
 in operating activities:
        Depreciation and amortization                              197,557             118,853
        Allowance for returns and doubtful accounts                 25,000                   -
        Compensation recorded upon issuance of warrants            112,725                   -
        Provision for obsolete inventory                           400,000                   -
Changes in current assets and liabilities:
        Accounts receivable                                      1,422,207            (876,120)
        Accounts receivable - other                                618,975                   -
        Due from related parties                                  (254,710)                  -
        Inventory                                               (4,258,674)         (1,007,081)
        Prepaid expenses and other assets                           46,099              (4,363)
        Accounts payable                                        (1,396,737)            327,268
        Accrued expenses                                          (130,076)            (13,801)
        Due to related parties                                    (330,767)                  -
                                                              ------------        ------------
Net cash used in operating activities                           (5,835,461)         (2,845,977)
                                                              ------------        ------------
Investing activities:
        Purchase of property, plant and equipment                 (221,828)           (342,282)
Financing activities:
        Proceeds from issuance of B warrant call                26,233,120                   -
        Issuance costs on warrant call                            (596,170)
        Proceeds received from private placement                         -           5,000,000
                                                              ------------        ------------
Net cash provided by financing activities                       25,636,950           5,000,000
                                                              ------------        ------------
Net increase in cash                                            19,579,661           1,811,741
Cash at beginning of period                                      2,787,593             482,535
                                                              ------------        ------------
Cash at end of period                                         $ 22,367,254        $  2,294,276
                                                              ============        ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               NETVANTAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         NetVantage, Inc. (the "Company") is a leading provider of Ethernet Workgroup switching products which increase the information handling capacity of new and installed Local Area Networks ("LANs"). Other applications for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," and Gigabit Ethernet. The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996. The unaudited financial statements should be read in conjunction with the Company's audited annual financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   INVENTORY

         The Company's inventory as of March 31, 1997 and December 31, 1996 was comprised of the following:

                                           March 31,         December 31,
                                             1997               1996
                                         ------------        ------------
         Finished goods                  $  1,219,566        $    108,030
         Work in process                    1,574,391                   -
         Parts and materials                8,504,755           7,332,008
                                         ------------        ------------
                                         $ 11,298,712        $  7,440,038
                                         ============        ============

Work in process and finished goods inventories consisted of material and direct labor costs associated with the manufacturing process.

3.   NET LOSS PER SHARE

         Net loss per share was computed based on the weighted average number of the Company's common shares outstanding and excludes the shares of Class E Common Stock held in escrow because the conditions for the release of these shares from escrow have not been satisfied. Common Stock equivalents were not considered in the net loss per share calculation because the effect on the net loss would be antidilutive.

         In February 1997, the Financial Accounting Standards Board issued the Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of SFAS 128 on the calculation of earnings per share is not expected to be material.

4.   STOCKHOLDERS' EQUITY

Class E Escrow Arrangement

         In connection with the public offering of the units (comprised of one share of the Company's Class A Common Stock, one Class A Warrant and one Class B Warrant) on May 3, 1995, all outstanding shares of Class E Common Stock were placed in escrow by existing stockholders. All shares of Class E Common Stock placed into escrow, including those shares which may be issued upon exercise of options, ("Escrowed Contingent Shares") are not transferable (but those issued and outstanding may be voted).

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

         On October 17, 1996, the criteria for the release of certain Escrowed Contingent Shares were met and on that date, 600,000 shares, including 541,062 shares held by employees, officers, directors, consultants and their relatives, were released from escrow. The release of 541,062 shares was deemed compensatory and, accordingly, resulted in a charge to earnings in the fourth quarter of 1996 equal to the fair market value of the Escrowed Contingent Shares on release.

         The release of Escrowed Contingent Shares held by individuals that have not had any relationship with the Company, other than that of a common stockholder, have been deemed not to be compensatory.

         All Escrowed Contingent Shares that have not been released from escrow by March 31, 1999 are subject to redemption by the Company at a redemption price of $0.01 per share.

Warrants

         The Company redeemed its Class B Warrants on January 10, 1997, pursuant to its November 27, 1996 notice of redemption. Prior to the redemption date, approximately $3.5 million or greater than 99% of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company of approximately $26,233,000. After the warrant exercise, approximately 9.9 million shares of Class A Common Stock were outstanding.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause the actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including those listed under the heading "Risk Factors") and other factors described from time to time in other filings made by the Company with the Securities and Exchange Commission.

         The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes, included in Part I - Item 1 of this Quarterly Report, and the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL

         In mid-1994, the Company introduced its first 8 port Ethernet switch and began commercial shipments of this product in late 1994. In 1995, the Company attempted to market this product both through distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company focused its marketing efforts on OEM customers and discontinued its marketing through distribution channels. In the first quarter of 1996, production and sale of the original 8 port product was discontinued and the Company began commercial shipments of its second product, a 16 port Ethernet switch with a 100 Base T uplink capability. During the third quarter of 1996, the Company added an 8 port Ethernet switch with a 100 Base T uplink capability to its product line. Revenues in the first quarter of 1996 and the first quarter of 1997 were primarily from sales of either the 8 or the 16 port Ethernet products which include 100 Base T, 100 Base FX and 100 VG uplinks.

         In 1996, the Company began development of its first Application Specific Integrated Circuit ("ASIC"). Development and testing of this component, code named "Coyote", has recently been completed and commercial shipments of product containing the Coyote ASIC are expected to begin in the second quarter of 1997. Significant internal investment has been made in ASIC technology and in building a strong engineering knowledge base as ASIC-based products provide higher levels of component integration resulting in significant manufacturing cost reductions. The Company has also started development of two new ASIC-based families of Ethernet switches which contain high feature content and low manufacturing costs.

RESULTS OF OPERATIONS

         Revenue for the three months ended March 31, 1997 was $3,303,000 compared to $1,006,000 for the three months ended March 31, 1996. The difference of $2,297,000 between these quarters was primarily due to significant growth in the LAN switching market, the acceptance of the Company's 8 and 16 port Ethernet switching products in the marketplace and the Company's ongoing investment in its marketing and sales efforts. However, revenue levels decreased from $11,168,000, for the three months ended December 31, 1996 to $3,303,000 for the three months ended March 31, 1997. This decrease was primarily due to delays in the introduction and acceptance of the Company's new 8 and 16 port Coyote ASIC switch product lines of which shipments are expected to begin in the second quarter of 1997. As testing of the Company's new Coyote ASIC component neared completion, OEM customers significantly curtailed orders of older products in the first quarter of 1997 in anticipation of the release of the new Coyote ASIC switch products.

         Cost of revenue for the three months ended March 31, 1997 was $2,449,000 or 74% of revenue compared to $898,000 or 89% of revenue for the three months ended March 31, 1996. The gross margin was 26% for the quarter ended March 31, 1997 compared to 11% for the quarter ended March 31, 1996. The increase in the gross margin is primarily attributable to cost reductions in manufacturing components and in product design enhancements, as well as increased production costs during the first quarter of 1996. During the three months ended March 31, 1996, the Company began production and shipment of its 16 port units which resulted in additional early production costs and increased manufacturing personnel costs in anticipation of increased product demand.

         In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in material costs, changes in other components of cost of revenue and the technological innovativeness of products sold. Timing and new product introductions may impact gross margins and result in excess or obsolete inventories.

         Research and development expenses for the three months ended March 31, 1997 increased 71% to $1,458,000, or 44% of revenue, compared to $851,000, or 85% of revenue, for the three months ended March 31, 1996. A significant portion of the increase was due to the addition of new personnel and related incentive and recruitment costs, depreciation on new equipment, and higher expenditures on prototypes and increased costs associated with the development of new products. The increases in research and development expenses in absolute dollars reflect the Company's continuing commitment to invest in new products. The Company's research and development costs are expensed as incurred.

         Marketing and selling expenses for the three months ended March 31, 1997 increased 188% to $704,000, or 21% of revenue, compared to $244,000, or 24% of revenue, for the three months ended March 31, 1996. The increase in these expenses are a result of an increase in the size of the Company's direct sales force and related commissions, as well as additional incentives offered to OEMs to expand the Company's product distribution network and increase market share.

         General and administrative expenses for the three months ended March 31, 1997 increased 162% to $1,140,000, or 35% of revenue, compared to $435,000, or 43% of revenue, for the three months ended March 31, 1996. This increase was primarily attributable to additional legal, accounting and consulting costs due primarily to the resignation of the Company's Chief Financial Officer in January 1997, additional costs from increased public relations activity, increases in employee benefits, and the issuance of warrants to a key executive.

         Interest income, net, increased from $32,000 for the three months ended March 31, 1996 to $120,000 for the three months ended March 31, 1997 due to interest earned on higher cash and cash equivalent balances as a result of the redemption of the Company's Class B warrants in the first quarter of 1997.

         The net loss for the three months ended March 31, 1997 increased by 64% to $2,287,000 from $1,391,000 for the three months ended March 31, 1996. The increase in the net loss for the quarter ended March 31, 1997 is primarily due to sales levels which were not sufficient to cover increases in research and development expenses, marketing and selling expenses, and general and administrative expenses as described above. The lower sales volume in the first quarter of 1997 when compared to the fourth quarter of 1996 as described above was a result of delays in the introduction and acceptance of the Company's new 8 and 16 port Coyote ASIC switch product lines of which shipments are expected to begin in the second quarter of 1997. In addition, as testing of the Company's new Coyote ASIC component neared completion, OEM customers significantly curtailed orders of older products in the first quarter of 1997 in anticipation of the release of the new Coyote ASIC switch products.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in March 1991, the Company has financed its operations and capital resources through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 to March 31, 1997, the Company raised $64,700,000 from such sources. In October 1996, the Company completed the redemption of its Class A Warrants which resulted in the issuance of 2,335,568 shares of Class A Common Stock and the same number of Class B Warrants. In addition, in October 1996, Class B Warrants to purchase 368,360 shares of Class A Common Stock were voluntarily exercised. Total proceeds from the exercise of all Class A and Class B Warrants was approximately $17,368,000. On January 10, 1997, the Company redeemed its Class B Warrants pursuant to its November 27, 1996 notice of redemption. Prior to the redemption date, approximately $3.5 million or greater than 99% of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company of approximately $26,233,000. After the warrant exercise, approximately 9.9 million shares of Class A Common Stock were outstanding.

         The Company's cash and cash equivalents increased by $19,579,000 during the quarter to $22,367,000 at March 31, 1997 from $2,788,000 at December 31, 1996. This increase was primarily due to proceeds from the redemption of Class B Warrants of $26,233,000 partially offset by the net loss of $2,287,000 and an increase in inventory of $3,859,000 during the quarter ended March 31, 1997.

         Inventories increased 52% from $7,440,000 at December 31, 1996 to $11,299,000 at March 31, 1997. This increase is primarily due to purchases of material and labor costs for the Company's new 8 and 16 port Coyote ASIC switch product lines for which shipments are expected to begin in the second quarter of 1997.

         At March 31, 1997, the Company had working capital of $39,042,000. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable as revenues increase and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development and sales and marketing efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.

         In July 1996, the Company secured a revolving line of credit with a bank, which provides for borrowings of up to $5,000,000. Borrowings under the line of credit bear interest at the bank's prime rate plus 2%. The line of credit agreement requires the Company to comply with certain financial covenants. The Company is in compliance with these covenants as of March 31, 1997. The line of credit expires in June 1997 and is currently unused.

         The Company believes that its existing cash and the unused bank line of credit are sufficient to meet the liquidity requirements of the Company at least for the current year. However, due to the continuing investments in research and development and operating losses, the Company may need to seek additional credit, alternative financing and/or further equity investment. The sources of such credit or equity investment may include increased lines of credit and/or issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

           Not applicable.

ITEM 2.  Changes in Securities

           None.

ITEM 3.  Defaults upon Senior Securities

           None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

           None.

ITEM 5.  Other Information

           In July 1995, the Company completed a private sale of 165,000 shares of Class A Common Stock to Ungermann-Bass Networks, Inc. ("UB"), a customer of the Company. In accordance with the stock purchase agreement with UB, for the two year period following the date of the agreement, UB has the right to designate one candidate to the Board of Directors of the Company. On May 1, 1997, Newbridge Networks Corporation ("Newbridge"), the parent company of UB, designated Rick Tinsley as such candidate. On the same day, the Company's Board of Directors appointed Mr. Tinsley to fill a vacancy on the Board.

           Mr. Tinsley joined Newbridge in September 1993 as Director of Marketing and in February 1994 became Assistant Vice President of Product Management. In June 1995, Mr. Tinsley became Vice President and General Manager of the Video, Voice, Image, and Data ("VIVID") business unit at Newbridge. Prior to joining Newbridge, Mr. Tinsley served as Director of Marketing at Transwitch Corporation from June 1992 to July 1993. Prior to joining Newbridge, he was Business Development Manager at Texas Instruments from January 1989 through May 1992.

ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits:

             Exhibit 27       Financial Data Schedule

           Reports on Form 8-K

             None



                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



Date:  May 15, 1997                        NetVantage, Inc.

                                                   /s/ STEPHEN R. RIZZONE
                                          By:___________________________________
                                                     Stephen R. Rizzone,
                                          Chairman of the Board, Chief Executive
                                                     Officer and acting
                                                  Chief Financial Officer



                                                        /s/ KIM ROGERS
                                          By:___________________________________
                                                         Kim Rogers,
                                                Acting Chief Accounting Officer



                                 EXHIBIT INDEX


27       Financial Data Schedule