Form 10-Q
period 1997-06-30
NETVANTAGE INC
filed 1997-08-14
CIK 934620

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of each of the Registrant's classes of Common Stock as of August 7, 1997: 10,019,508 shares of Class A Common Stock, 338,343 shares of Class B Common Stock and 540,995 shares of Class E Common Stock.

                               NetVantage, Inc.

                         Quarterly Report on Form 10-Q


                                     Index



PART I.   FINANCIAL INFORMATION:...........................................    3
Item 1.   Financial Statements:............................................    3
          Balance Sheets -- June 30, 1997 (unaudited) and
            December 31, 1996..............................................    3
          Statements of Operations -- Three Month and Six Month Periods
            Ended June 30, 1997 and 1996...................................    4
          Statements of Cash Flows -- Six Months Ended
            June 30, 1997 and 1996.........................................    5
          Notes to Financial Statements (unaudited)........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    9

PART II.  OTHER INFORMATION................................................   13
Item 1.   Legal Proceedings................................................   13
Item 2.   Changes in Securities............................................   13
Item 3.   Defaults upon Senior Securities..................................   13
Item 4.   Submission of Matters to a Vote of Security Holders..............   13
Item 5.   Other Information................................................   13
Item 6.   Exhibits and Reports on Form 8-K.................................   14
          Signatures.......................................................   14
          Exhibit Index....................................................   15

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                NetVantage, Inc.
                                 Balance Sheets



                                                                    (Unaudited)      December 31,
                                                                   June 30, 1997         1996
                                                                   --------------   --------------
                             Assets
Current assets:
    Cash and cash equivalents                                      $ 24,722,276      $  2,787,593
    Accounts receivable, net allowance of $105,000 at
     June 30, 1997 and $50,000 at December 31, 1996                   5,511,365         8,667,627
    Accounts receivable - other                                          85,938           740,975
    Due from related parties                                                  -           100,000
    Inventory                                                         9,829,115         7,440,038
    Prepaid expenses and other current assets                           135,203           121,134
                                                                   ------------      ------------

      Total current assets                                           40,283,897        19,857,367

    Deferred warrant call costs                                               -           157,500
    Fixed assets, net                                                 1,591,663         1,572,804
    Goodwill and other intangibles, net                                 301,164           350,891
    Note receivable                                                     750,000                 -
    Other assets                                                         33,532            25,208
                                                                   ------------      ------------
      Total assets                                                 $ 42,960,256      $ 21,963,770
                                                                   ============      ============

                     Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                               $  4,406,864      $  3,081,664
    Accrued expenses                                                    686,009         1,171,989
                                                                   ------------      ------------

      Total current liabilities                                       5,092,873         4,253,653

Commitments and contingencies

Stockholders' Equity:
    Preferred Stock, par value $0.01 per share,
     5,000,000 shares authorized, non issued                                  -                 -
    Class A Common Stock, par value $0.001 per share,
     17,000,000 shares authorized, 10,014,815 issued and out-
     standing at June 30, 1997 (5,941,523 at December 31, 1996)          10,015             5,941
    Class B Common Stock, convertible into Class A Common
     Stock, par value $0.001 per share, 1,800,000 shares
     authorized, 343,036 issued and outstanding at June 30, 1997
     (689,701 at December 31, 1996)                                         343               690
    Class E Common Stock, convertible into Class B Common
     Stock, par value $0.001 per share, 1,200,000 shares
     authorized, 540,995 issued, all shares are held in escrow              541               541
    Additional paid-in-capital - Other                               63,114,442        37,638,720
    Additional paid-in-capital - Issuance of warrants                 1,574,911         1,462,185
    Accumulated deficit                                             (26,832,869)      (21,397,960)
                                                                   ------------      ------------
      Total stockholders' equity                                     37,867,383        17,710,117
                                                                   ------------      ------------
      Total liabilities and stockholders' equity                   $ 42,960,256      $ 21,963,770
                                                                   ============      ============

                See accompanying notes to financial statements.

                                NetVantage, Inc.
                            Statements of Operations
                                  (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                            ----------------------------     ----------------------------
                                                 1997          1996              1997            1996
                                            -------------  -------------     -------------  --------------
Revenue - sale of product                   $   5,710,485   $  4,784,527      $  9,013,071   $   5,790,429

Cost and expenses:
  Cost of revenue                               6,278,103      5,513,479         8,635,998       6,411,827
  Research and development                      1,714,020        778,443         3,171,593       1,629,599
  Marketing and selling                           575,870        444,335         1,279,765         688,590
  General and administrative                      558,573        663,469         1,749,245       1,098,577
                                            -------------   ------------      ------------    ------------
                                                9,126,566      7,399,726        14,836,601       9,828,593
                                            -------------   ------------      ------------    ------------

Loss from operations                           (3,416,081)    (2,615,199)       (5,823,530)     (4,038,164)

Interest income                                   319,092         30,362           472,794          62,594
Interest expense                                  (50,860)             -           (84,173)              -
                                            -------------   ------------     -------------    ------------
Net loss                                    $  (3,147,849)  $ (2,584,837)    $  (5,434,909)   $ (3,975,570)
                                            =============   ============     =============    ============
Net loss per share                          $       (0.30)  $      (0.76)    $       (0.53)   $      (1.32)
                                            =============   ============     =============    ============
Weighted average number of
 shares outstanding                            10,357,851      3,407,619        10,177,982       3,018,430
                                            =============   ============     =============    ============


                See accompanying notes to financial statements.

                                NetVantage, Inc.
                            Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                               Six Months Ended June 30,
                                                                                1997              1996
                                                                          -------------     -------------
Net loss                                                                  $  (5,434,909)    $  (3,975,570)

Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                                 419,163           120,603
  Provision for losses on accounts receivable                                    55,000                 -
  Compensation recorded upon issuance of warrants                               112,426                 -
  Provision for losses on inventory                                             533,518                 -
Changes in assets and liabilities:
  Accounts receivable                                                         3,101,262        (4,278,348)
  Accounts receivable - other                                                   655,037                 -
  Due from related parties                                                      100,000                 -
  Inventory                                                                  (2,938,944)       (1,573,203)
  Prepaid expenses and other current assets                                     (14,069)          (60,385)
  Other assets                                                                    8,324                 -
  Note receivable                                                              (750,000)                -
  Accounts payable                                                            1,325,200         4,931,183
  Accrued expenses                                                             (485,980)           47,736
  Due to related parties                                                              -           450,000
                                                                          -------------     -------------

Net cash used in operating activities                                        (3,313,972)       (4,337,984)
                                                                          -------------     -------------
Investing activities:
  Purchase of fixed assets                                                     (388,295)       (1,029,781)
  Cash, expended in acquisition of MultiMedia, LANS                                   -            (8,904)
                                                                          -------------     -------------
  Net cash used in investing activities                                        (388,295)       (1,038,685)
                                                                          -------------     -------------
Financing activities:
  Proceeds from issuance of B warrant call                                   26,233,120                 -
  Issuance costs on warrant call                                               (596,170)                -
  Proceeds received from private placement                                            -         5,000,000
                                                                          -------------     -------------
Net cash provided by financing activities                                    25,636,950         5,000,000
                                                                          -------------     -------------
Net increase (decrease) in cash and cash equivalents                         21,934,683          (376,669)

Cash and cash equivalents at beginning of period                              2,787,593           482,535
                                                                          -------------     -------------
Cash and cash equivalents at end of period                                $  24,722,276     $     105,866
                                                                          =============     =============



Supplemented disclosure of non cash investing activities:

     During 1997 the Company applied $157,500 of deferred warrant call costs as a reduction of additional paid-in-capital - Other.


                See accompanying notes to financial statements.

                               NetVantage, Inc.
                         Notes to Financial Statements
                                  (unaudited)


1.   Description of Business and Basis of Presentation

     NetVantage, Inc. (the "Company") is a leading worldwide provider of Ethernet Workgroup switching products to the worldwide Original Equipment Manufacturer ("OEM") marketplace. Ethernet Workgroup switches increase the information handling capacity of Local Area Networks ("LANs"). Other applications for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," Gigabit Ethernet and Layer 3 Switching. The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications. The Company's products offer end-users cost effective solutions for their connectivity needs.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect, in the opinion of management, adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1997, the results of operations for the three month and six month periods ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. The unaudited financial statements should be read in conjunction with the Company's audited annual financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain 1996 amounts and previously reported March 31, 1997 amounts have been reclassified in order to conform to the current 1997 presentation.

2.   Inventory

     The Company's inventory as of June 30, 1997 and December 31, 1996 was comprised of the following:


                             June 30, 1997        December 31, 1996
                             -------------        -----------------
Finished goods               $     231,348        $         108,030
Work in process                  2,201,551                        -
Parts and materials              7,396,216                7,332,008
                             -------------        -----------------
                             $   9,829,115        $       7,440,038
                             =============        =================

Inventories consisted of material, direct labor and overhead cost associated with the procurement, storage, and manufacturing of inventory.

3.   Net Loss Per Share

     Net loss per share was computed based on the weighted average number of the Company's Class "A" and "B" Common Stock Shares outstanding and excludes the shares of Class E Common Stock held in escrow because the conditions for the release of these shares from escrow have not been satisfied. Common Stock equivalents were not considered in the net loss per share calculation because the effect on the net loss would be antidilutive.

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

     On October 17, 1996, the criteria for the release of certain Escrowed Contingent Shares were met and on that date, 600,000 shares, including 541,062 shares held by employees, officers, directors, consultants and their relatives, were released from escrow. The release of 541,062 shares was deemed compensatory and, accordingly, resulted in a charge to earnings of $4,189,428 in the fourth quarter of 1996 equal to the fair market value of the Escrowed Contingent Shares on release.

     The release of Escrowed Contingent Shares held by individuals that have not had any relationship with the Company, other than that of a common stockholder, have been deemed not to be compensatory.

     All Escrowed Contingent Shares that have not been released from escrow by March 31, 1999 are subject to redemption by the Company at a redemption price of $0.01 per share.

Warrants

     The Company redeemed its Class B Warrants on January 10, 1997, pursuant to its November 27, 1996 notice of redemption. Prior to the redemption date, approximately $3.5 million or greater than 99% of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company during 1997 of approximately $26,233,000. After the warrant exercise, approximately 9.9 million shares of Class A Common Stock were outstanding.

5.   Credit Facility

     The Company had a secured revolving bank line of credit of $5,000,000 which carried interest at the prime rate (as defined) plus 2%. This agreement was scheduled to expire in July 1997. During July, the Company amended the loan agreement to extend the expiration date to October 15, 1997. All other terms remained the same. The credit facility requires the Company to comply with certain financial covenants. The Company was in compliance with or has received a waiver for these covenants as of June 30, 1997. As of June 30, 1997 and throughout 1997, the line of credit was unused.

6.   Note Receivable

     During April 1997, the Company provided a loan to the President of the Company. The $750,000 loan is due on the earlier of April 22, 2000 or 180 days following the date the President ceases to be an employee of the Company. The loan has a stated annual interest rate of 6.23%. Interest only on the loan is due annually. At the time of the interest payment, the Company will pay the President a bonus of $49,250. If the President's employment with the Company terminates for any reason, the Company will forgive a portion of the principal balance up to $421,667. The President is required to use 60% of any profit on the exercise of his options to reduce the principal of the note. The loan is secured by a portion of the President's options covering 182,875 shares of Company Common Stock.

7.   Stock Option Repricing

     On April 22, 1997, the Company repriced certain options and warrants issued to certain of its executive officers and key employees. The per share exercise prices of options to purchase an aggregate of 823,983 shares of Class A Common Stock were changed to $5.8125, options to purchase an aggregate of 49,017 shares of Class B and Class E Common Stock (exercisable two-thirds Class B and one-third Class E Common Stock) were changed to $4.65, warrants to purchase an aggregate of 30,000 shares of Class A Common Stock were changed to $5.8125 and warrants to purchase an aggregate of 22,875 shares of Class A Common Stock were changed to $3.8125. Prior to the repricing, the options to purchase Class A Common Stock had per share exercise prices ranging from $6.06 to $14.625 the options to purchase Class B and Class E Common Stock had per share exercise prices ranging from $4.70 to $5.90, and the warrants had per share exercise prices ranging from $7.125 to $9.00. The options to purchase an aggregate of 10,500 shares of Class A Common Stock, with per share exercise prices below the new per share exercise prices, were not changed. On April 22, 1997, $5.8125 was the average of the bid and ask prices of a share of Class A Common Stock as reported by the NASDAQ Stock Market. Due to certain restrictions on transferability of the Class B and Class E Common Stock, the per share exercise price for the options to purchase such shares was set at 80% of $5.8125.

8.   Sales Concentration

     Sales to customers which constituted greater than 10% of the revenue during the quarters ended June 30, 1997 and 1996 were Customer A - $3,719,000 (65%) and Customer B - $821,000 (14%), and Customer C - $3,241,000 (68%) and Customer A - $859,000 (18%), respectively.

     Sales to customers which constituted greater than 10% of the revenue during the six months ended June 30, 1997 and 1996 were Customer A - $3,862,000 (43%) and Customer D - $2,731,000 (30%), and Customer C - $3,672,000 (63%) and
Customer A - $1,116,000 (19%), respectively.

     Sales concentrations are expected due to the large individual orders, characteristic of our OEM customer base.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause the actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report, as well as those in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including those listed under the heading "Risk Factors") and other factors described from time to time in other filings made by the Company with the Securities and Exchange Commission.

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

     In 1996, the Company began development of its first Application Specific Integrated Circuit ("ASIC"). Development and testing of this component, code named "Coyote", has been completed and commercial shipments of product containing the Coyote ASIC began in the second quarter of 1997. Significant internal investment has been made in ASIC technology and in building a strong engineering knowledge base as ASIC-based products provide higher levels of component integration resulting in significant manufacturing cost reductions. The Company has also made significant investments in the development of two new ASIC-based families of Ethernet switches code named Cyclone/TM/ and Cougar/TM/, which are expected to contain high feature content and low manufacturing costs.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     Revenue for the quarters ended June 30, 1997 and 1996 was $5,710,485 and $4,784,527, respectively. The increase of $925,958 or 19% was due to the positive impact of the Company's 8500 series product which shipped in quantities during the second quarter of 1997. The Company is working with its customer base in an effort to seek greater revenue diversification. The Company has made progress as the percentage of total revenue from the Company's two largest customers comprised 79% of revenue for the quarter ended June 30, 1997, an improvement from the 86% of revenue for the quarter ended June 30, 1996.

     Cost of revenues for the three months ended June 30, 1997 and 1996 was $6,278,103 or 110% of revenue and $5,513,479 or 115% of revenue, respectively. The negative gross margins in both periods were due primarily to a large concentration of sales to a customer during 1997 and a different customer during 1996. The 1997 sale reduced the Company's exposure on certain previously manufactured inventory. In addition, the Company needs higher sales volumes in order to obtain the necessary purchasing economies of scale, production efficiencies and reasonable overhead application rates required to significantly improve gross margins. See additional information under "Liquidity and Capital Resources".

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

     Research and development expense for the quarters ended June 30, 1997 and 1996 was $1,714,020 or 30% of revenue and $778,443 or 16% of revenue, respectively. A significant portion of the $935,577 or 120% increase was due to the addition of new personnel and related incentive and recruitment costs, depreciation on equipment, and higher expenditures on prototypes and increased costs associated with the development of the Company's new generation of products called Cyclone/TM/ and Cougar/TM/. Similar or increasing research and development expenditures are expected for the foreseeable future.

     Marketing and selling expenses for the three months ended June 30, 1997 and 1996 were $575,870 or 10% of revenues and $444,335 or 9% of revenues, respectively. The expense increase is due to continual expansion of the Company's sales force and marketing expenses attributed to incentives to OEM's. Due to further anticipated expansion of the Company's sales force, marketing and selling expenses are expected to increase. By this expansion, the Company hopes to increase both domestic and international orders for existing products, enhance the Company's position for securing orders of new products and expand the Company's account base and distribution channels.

     General and administrative expense for the quarters ended June 30, 1997 and 1996 was $558,573 or 10% of revenue and $663,469 or 14% of revenue, respectively. The decrease of $104,896 or 16% was due in part to the higher 1996 costs associated with relocation of the Company's main office.

     Interest income for three months ended June 30, 1997 and 1996 was $319,092 and $30,362, respectively. The increase was due to the increase of investable funds as a result of the redemption of the Company's Class B Warrants during the first quarter of 1997.

     The net loss for the three months ended June 30, 1997 and 1996 was $3,147,849 and $2,584,837, respectively. The $563,012 increase in net loss was due to significant research and development expense increases offset by increased interest income from investments.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Revenue for the six months ended June 30, 1997 and 1996 was $9,013,071 and $5,790,429, respectively. The increase of $3,222,642 or 56% was due in part to the additional number of OEMs that the Company has under contract. With each new OEM, the Company expands the potential market access for its current and future products. The Company's development and expansion of its customer base is expected to reduce the effect that any one customer will have on future revenues. During the six months ended June 30, 1996, 82% of the Company's revenues were generated from the top two customers. For the same period ended June 30, 1997 the top two customers generated 73% of revenues. Although future periods are still expected to have a majority of the revenue concentrated among a few customers.

     Cost of revenue for the six months ended June 30, 1997 was $8,635,998 or 96% of revenue compared to $6,411,827 or 111% of revenue for the same period ended June 30, 1996. The low 1997 gross margin is due to a number of factors including the Company's sale of certain previously manufactured inventory at below cost in order to reduce the Company's inventory exposure. In addition, the timing of orders were such that additional manufacturing costs were incurred in order to meet scheduled shipment requirements. Equally important, the Company has charged operations approximately $500,000 during the past six months for current inventory valuation issues identified by management. See additional information under "Liquidity and Capital Resources".

     The negative 1996 gross margin was due primarily to a large concentration of sales to one customer of a particular product which had negative gross margin. During the 1996 period the Company's sales volume could not absorb the increased costs associated with manufacturing staffing additions. These added costs were needed in order to handle the increasing manufacturing demands placed on the Company's contract manufacturer.

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

     Research and development expense for the six months ended June 30, 1997 and 1996 was $3,171,593 or 35% of revenues and $1,629,599 or 28% of revenues, respectively. The increase of $1,541,944 or 95% over the 1996 prior period is due to the significant Company effort expended in the development of the new generation products, called Cyclone/TM/ and Cougar/TM/. The increases in costs are primarily due to increases in engineering employment levels, which increased from 19 people at June 30, 1996 to 31 people at June 30, 1997. In addition, higher depreciation expense resulting from the significant capital investments made in 1996 have also contributed to the increase in research and development expense in 1997.

     Marketing and selling expense for the six months ended June 30, 1997 and 1996 was $1,279,765 or 14% of revenues and $688,590 or 12% of revenues, respectively. The increase of $591,175 or 86% over the 1996 prior period was due primarily to expense increases during the first three months of 1997 related to increases in the size of the Company's direct sales force and related commissions on higher revenue volumes, as well as additional incentives offered to OEMs to expand the Company's product distribution network and increase market share. The Company intends to selectively expand the sales force presence through additional domestic and international hiring and negotiating strategic domestic and foreign relationships.

     General and administrative expense for the six months ended June 30, 1997 and 1996 was $1,749,245 or 19% of revenue and $1,098,577 or 19% of revenue, respectively. The increase of $650,668 or 59% over the 1996 prior period was due primarily to additional legal, accounting and consulting costs incurred after the resignation of the Company's Chief Financial Officer in January 1997, in addition to, increased costs incurred from public relations activity, increases in employee benefits and the issuance of warrants to a key executive.

     Interest income for the six months ended June 30, 1997 and 1996 was $472,794 and $62,594, respectively. The increase of $410,200 or 655% is due to the increase of investable funds as a result of the redemption of the Company's Class B Warrants during the first quarter of 1997.

     The net loss for the six months ended June 30, 1997 and 1996 was $5,434,909 and $3,975,570, respectively. The increase of $1,459,339 or 37% is primarily due to increases in the Company's research and development effort not being absorbed by adequate sales margin. Management is reviewing all of the costs of the business in order to seek ways to reduce or better manage future costs. However, additional investments are expected in research and development and sales as the Company positions itself for the release of the Cyclone/TM/ and Cougar/TM/ product lines.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

     Results from any one period cannot be used to predict the results for other periods. Revenues fluctuate from period to period; however, management does not see any overriding seasonality or a high level of predictability to these fluctuations at this time. Revenues can be negatively affected by, among other things, expected releases of both the Company or its competitors' new product lines. The Company's reliance on a few base product types also makes it more susceptible to revenue shortfalls.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in March 1991, the Company has financed its development activities, operations and capital resources through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 to June 30, 1997, the Company raised approximately $64,700,000 from such sources. In October 1996, the Company completed the redemption of its Class A Warrants which resulted in the issuance of 2,335,568 shares of Class A Common Stock and the same number of Class B Warrants. In addition, in October 1996, Class B Warrants to purchase 368,360 shares of Class A Common Stock were voluntarily exercised. Total proceeds during 1996 from the exercise of all Class A and Class B Warrants was approximately $17,368,000. On January 10, 1997, the Company redeemed its Class B Warrants pursuant to its November 27, 1996 notice of redemption. Greater than 99% of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company during 1997 of approximately $26,233,000.

     The Company's cash and cash equivalents increased by $21,934,683 during the six months to $24,722,276 at June 30, 1997 from $2,787,593 at December 31, 1996.
This increase was primarily due to the net proceeds from the redemption of Class B Warrants of $25,636,950 partially offset by cash used for operating activities of $3,313,972 and further increases in equipment of $388,295 to increase our research and development effort.

     Inventory decreased $1,469,597 or 13% from the March 31, 1997 level of $11,298,712. However, for the six months ended June 30, 1997, inventory increased $2,389,077 or 32% from the December 31, 1996 level. Fluctuations in inventory are primarily affected by the timing in the receipt of key component parts critical to meeting the shipping demand of certain product's anticipated orders. Management has initiated a program to tighten its level of inventory control. This program includes evaluating the best use of existing component inventory. In addition to improving coordination of inventory purchasing and manufacturing requirements with our internal sales and finance departments along with our customers and suppliers. Management believes that disciplined strategic reduction and management of our inventory will reduce our future exposure to changing market conditions and internally generated technological obsolescence, in addition to, providing additional liquidity and enhancing the effectiveness of our manufacturing capabilities. Although, reductions are expected in the inventory, future short-term increases are possible due to the timing of inventory receipts near the end of a reporting period.

     At June 30, 1997, the Company had working capital of $35,191,024. The Company requires substantial working capital to fund its business, particularly to finance its research and development efforts, inventories and accounts receivable. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development and sales and marketing efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.

     In July 1997, the Company extended its existing revolving line of credit with a bank to October 15, 1997. The line of credit provides for borrowings of up to $5,000,000. The line of credit has not been used during 1997.

     The Company believes that its existing cash and the unused bank line of credit are sufficient to meet the liquidity requirements of the Company for the next twelve months. However, due to the continuing investments in research and development, operating losses or possible business acquisitions, the Company may need to seek additional credit, alternative financing and/or further equity investment in the future. The sources of such credit or equity investment may include increased lines of credit and/or issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Not applicable.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company, held on July 29, 1997, the Company's stockholders elected all the nominees for director (who constituted the entire Board of Directors) and approved the Company's Equity Incentive Plan (the "1997 Plan"). The 1997 Plan authorizes the issuance of up to 800,000 shares of Class A Common Stock under awards made or to be made to selected employees, consultants and directors of the Company in accordance with the 1997 Plan. Awards may be in the form of stock options, restricted stock, stock purchase rights or performance shares.

     The following table set forth for each nominee for director and for the proposal to approve the 1997 Plan, the number of votes cast for, against and withheld (or to abstain), as well as the number of broker nonvotes:

                             For        Withheld
                          ----------    --------
Stephen R. Rizzone        10,642,051     101,655
Carlos A. Tomaszewski     10,642,051     101,655
Seiji Uehara              10,642,351     101,355
Richard N. Tinsley        10,641,851     101,855
John E. Marmon            10,632,850     110,856


                             For     Abstain   Against    Broker Nonvote
                          ---------  -------   -------    --------------
Proposed to approve       4,612,099   45,215   373,788        5,712,604
the 1997 Plan



ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 10.15 Amended and Restated Employment Agreement between NetVantage, Inc. and Stephen Rizzone.

               Exhibit 10.17   Equity Incentive Plan

               Exhibit 27      Financial Data Schedule - Electronic Format
                               Only

          (b)  Reports on Form 8-K

               None


                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


Date:  August 13, 1997                            NetVantage, Inc.
                                         ---------------------------------
                                                    (Registrant)


                                         By:  /s/  Stephen R. Rizzone
                                            ------------------------------
                                            STEPHEN R. RIZZONE,
                                            Chairman of the Board, President
                                            and Chief Executive Officer


                                         By:  /s/  Thomas Iwanski
                                            --------------------------------
                                            THOMAS IWANSKI,
                                            Vice President of Finance,
                                            Secretary and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


                                                                SEQUENTIALLY
                                                                  NUMBERED
NUMBER                    TITLE                                     PAGES
------                    -----                                 ------------

 10.15 Employment Agreement effective January 1, 1997 between the Company and Stephen R. Rizzone (6)

 10.17   1997 Equity Incentive Plan

 27      Financial Data Schedule