Form 10-Q
period 1997-09-30
NETVANTAGE INC
filed 1997-11-13
CIK 934620

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

      The number of shares outstanding of each of the Registrant's classes of Common Stock as of November 6, 1997: 10,053,153 shares of Class A Common Stock, 304,698 shares of Class B Common Stock and 540,995 shares of Class E Common Stock.

                                NetVantage, Inc.

                         Quarterly Report on Form 10-Q

                                     Index


PART I. FINANCIAL INFORMATION:...................................................................   3
Item 1. Financial Statements:....................................................................   3
        Balance Sheets -- September 30, 1997 and December 31, 1996...............................   3
        Statements of Operations -- Three Month and Nine Month Periods Ended September 30, 1997
        and 1996.................................................................................   4
        Statements of Cash Flows - For the Nine Months Ended September 30, 1997 and 1996.........   5
        Notes to Financial Statements ...........................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....   9

PART II.OTHER INFORMATION........................................................................  13
Item 1. Legal Proceedings........................................................................  13
Item 2. Changes in Securities....................................................................  13
Item 3. Defaults upon Senior Securities..........................................................  13
Item 4. Submission of Matters to a Vote of Security Holders......................................  13
Item 5. Other Information........................................................................  13
Item 6. Exhibits and Reports on Form 8-K.........................................................  14
        Signatures...............................................................................  14
        Exhibit Index............................................................................  15

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                NetVantage, Inc.
                                 Balance Sheets


                                                                      (Unaudited)
                                                                     September 30,                            December 31,
                                                                         1997                                    1996
                                                                     -------------                            ------------
                                    Assets
Current assets:
  Cash and cash equivalents                                           $  19,236,940                             $  2,787,593
  Accounts receivable, net allowance of $135,000 at
    September 30, 1997 and $50,000 at December 31, 1996                   6,593,007                                8,667,627
  Accounts receivable - other                                               177,020                                  740,975
  Due from related parties                                                        -                                  100,000
  Inventory                                                              10,232,898                                7,440,038
  Prepaid expenses and other current assets                                 159,874                                  113,655
                                                                      -------------                             ------------
    Total current assets                                                 36,399,739                               19,849,888

  Deferred warrant call costs                                                     -                                  157,500
  Fixed assets, net                                                       1,933,891                                1,572,804
  Goodwill and other intangibles, net                                       281,576                                  350,890
  Note receivable                                                           750,000                                        -
  Other assets                                                               25,523                                   32,688
                                                                      -------------                             ------------
    Total assets                                                      $  39,390,729                             $ 21,963,770
                                                                      =============                             ============
                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                    $   3,176,559                             $  3,081,664
  Accrued expenses                                                          672,125                                1,171,989
                                                                      -------------                             ------------
    Total current liabilities                                             3,848,684                                4,253,653

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $0.01 per share,
    5,000,000 shares authorized, none issued                                      -                                        -
  Class A Common Stock, par value $0.001 per share,
    17,000,000 shares authorized, 10,021,567
    issued and outstanding at September 30,
    1997 (5,941,523 at December 31, 1996)                                    10,022                                    5,941
  Class B Common Stock, convertible into Class A
    Common Stock, par value $0.001 per share,
    1,800,000 shares authorized, 336,284 issued
    and outstanding at September 30, 1997 (689,701
    at December 31, 1996)                                                       336                                      690

  Class E Common Stock, convertible into Class B
    Common Stock, par value $0.001 per share,
    1,200,000 shares authorized, 540,995 issued, all
    shares are held in escrow                                                   541                                      541
  Additional paid-in-capital - Other                                     63,114,443                               37,638,720
  Additional paid-in-capital - Issuance of warrants                       1,574,910                                1,462,185
  Accumulated deficit                                                   (29,158,207)                             (21,397,960)
                                                                      -------------                            -------------
    Total stockholders' equity                                           35,542,045                               17,710,117
                                                                      -------------                            -------------
    Total liabilities and stockholders' equity                        $  39,390,729                            $  21,963,770
                                                                      =============                            =============

               See accompanying notes to financial statements.

                                NetVantage, Inc.
                            Statements of Operations
                                  (Unaudited)


                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                   ----------------------------------         ----------------------------
                                                       1977                    1996              1997              1996
                                                   ----------              ----------         ----------        ----------
Revenue - sale of product and service             $ 5,120,557              $ 9,586,186       $14,133,628        $15,376,615

Cost and expenses:
  Cost of revenue                                   5,178,521                7,916,305        13,814,519         14,328,132
  Research and development                          1,374,187                1,221,788         4,545,780          2,851,387
  Marketing and selling                               605,162                  651,963         1,884,927          1,340,553
  General and administrative                          565,843                  514,545         2,315,088          1,613,122
                                                  -----------              -----------       -----------        -----------
                                                    7,723,713               10,304,601        22,560,314         20,133,194
                                                  -----------              -----------       -----------        -----------
Loss from operations                               (2,603,156)                (718,415)       (8,426,686)        (4,756,579)

Interest income                                       294,772                    7,913           767,566             70,507
Interest expense                                      (16,954)                 (56,381)         (101,127)           (56,381)
                                                  -----------              -----------       -----------        -----------
Net loss                                          $(2,325,338)             $  (766,883)      $(7,760,247)       $(4,742,453)
                                                  ===========              ===========       ===========        ===========
Net loss per share                                $     (0.22)             $     (0.22)      $     (0.76)       $     (1.43)
                                                  ===========              ===========       ===========        ===========
Weighted average number of
 shares outstanding                                10,357,851                3,565,217        10,238,597          3,311,251
                                                  ===========              ===========       ===========        ===========



                See accompanying notes to financial statements.

                                NetVantage, Inc.
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)


                                                                 Nine Months Ended September 30,
                                                                    1997                1996
                                                                 ----------           ---------
Net loss                                                        $  (7,760,247)     $  (4,742,453)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                         633,137            286,692
Provision for losses on accounts receivable                            85,000                  -
Compensation recorded upon issuance of warrants                       112,725                  -
Provision for losses on inventory                                     801,479                  -
Changes in assets and liabilities:
Accounts receivable                                                 1,989,620         (7,441,328)
Accounts receivable - other                                           563,955                  -
Due from related parties                                              100,000                  -
Inventory                                                          (3,594,339)        (4,747,162)
Prepaid expenses and other current assets                             (46,219)          (213,405)
Other assets                                                            7,165                  -
Note receivable                                                      (750,000)                 -
Accounts payable                                                       94,895          6,429,067
Accrued expenses                                                     (499,864)           343,637
Due to related parties                                                      -            213,307
                                                                  -----------        -----------
Net cash used in operating activities                              (8,262,693)        (9,871,645)
                                                                  -----------        -----------
Investing activities:
Purchase of fixed assets                                             (924,910)        (1,320,860)
                                                                  -----------        -----------
Net cash used in investing activities                                (924,910)        (1,320,860)
                                                                  -----------        -----------
Financing activities:
Proceeds from issuance of warrant calls                            26,233,120          1,647,796
Issuance costs on warrant call                                       (596,170)                 -
Proceeds received from private placement                                    -          5,000,000
Increase in bank line of credit                                             -          4,351,983
                                                                  -----------        -----------
Net cash provided by financing activities                          25,636,950         10,999,779
                                                                  -----------        -----------

Net increase (decrease) in cash and cash equivalents               16,449,347           (192,726)

Cash and cash equivalents at beginning of period                    2,787,593            482,535
                                                                  -----------        -----------
Cash and cash equivalents at end of period                      $  19,236,940      $     289,809
                                                                  ===========        ===========
Supplemental cash flow information:

     Cash paid for interest expense                             $           -      $      56,381
                                                                  ===========        ===========

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

                                NetVantage, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

1.   Description of Business and Basis of Presentation

          NetVantage, Inc. (the "Company") is a leading worldwide provider of Ethernet Workgroup switching products to the Original Equipment Manufacturer ("OEM") marketplace. Ethernet Workgroup switches increase the information handling capacity of Local Area Networks ("LANs"). Other applications for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," Gigabit Ethernet and Layer 3 Switching.
The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications. The Company's products offer end-users cost effective solutions for their connectivity needs.

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect, in the opinion of management, adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the three month and nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. The unaudited financial statements should be read in conjunction with the Company's audited annual financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          Certain previously disclosed amounts have been reclassified in order to confirm to the current presentation.

2.      Inventory

        The Company's inventory as of September 30, 1997 and December 31, 1996 was comprised of the following:

                     September 30, 1997     December 31, 1996
                     ------------------     -----------------

Finished goods            $   185,140          $  108,030
Work in process             1,749,947                   -
Parts and materials         8,297,811           7,332,008
                           ----------          ----------
                          $10,232,898          $7,440,038
                          ===========          ==========

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

  These shares were initially negotiated to be released from escrow in the event that net income before provision for income taxes, and exclusive of any extraordinary earnings or charges and the compensation charges discussed in the next paragraph, reaches certain targets during the next three years (the first 600,000 shares will be released if pretax income exceeds $4.3 million, $5.8 million or $7.2 million in fiscal years 1996, 1997 or 1998, respectively, and the remaining 600,000 will be released if pretax income exceeds $5.3 million, $7.1 million, or $8.9 million in fiscal years 1996, 1997 or 1998, respectively); or the market price of the common stock reaches specified levels over the next three years (the first 600,000 shares will be released if, commencing at May 3, 1995 and ending November 3, 1996, the bid price of the Company's common stock averages in excess of $13.33 per share for 30 consecutive business days, or commencing November 3, 1996 and ending May 3, 1998, the bid price averages $16.67 per share for 30 consecutive business days and the remaining 600,000 shares will be released if, commencing at May 3, 1995 and ending November 3, 1996, the bid price of the Company's common stock averages in excess of $18.50 per share for 30 consecutive business days or commencing November 3, 1996 and ending May 3, 1998, the bid price averages in excess of $23.50 for 30 consecutive business days). Any options to purchase common stock shall be deemed converted into similar options to acquire Class B and Class E Common Stock in the same proportion that outstanding Class E Common Stock is converted upon attaining the specified earnings or market price levels.

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

Warrants

  The Company redeemed its then outstanding Class B Warrants on January 10, 1997, pursuant to its November 27, 1996 notice of redemption. Prior to the redemption date, Class B Warrants representing 4,142,931 shares of Class A stock were exercised, resulting in gross proceeds to the Company during 1997 of approximately $26,233,000.

5. Credit Facility

   The Company had a secured revolving bank line of credit of $5,000,000 which carried interest at the prime rate (as defined) plus 2%. This agreement initially was scheduled to expire in July 1997, however, the Company amended the loan agreement to extend the expiration date to October 15, 1997. All other terms remained the same. The credit facility required the Company to comply with certain financial covenants. The Company was in compliance with or has received a waiver for these covenants as of September 30, 1997. As of September 30, 1997 and throughout 1997, the line of credit was unused. The Company allowed the credit facility to expire at October 15, 1997 and is currently negotiating a larger credit facility.

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

8. Revenue and Accounts Receivable Concentrations

          Revenue to customers which constituted greater than 10% of the revenue during the three months, and nine months ended September 30, 1997 and 1996 were as follows (percentage of total revenue for the period is in parentheses "( )"):

                                    Revenue                                        Revenue
                               Three Months Ended                               Nine Months Ended
                                  September 30,                                   September 30,
                        ------------------------------                   -------------------------------
                           1997                  1996                        1997                 1996
                        --------              --------                    --------            ----------
Customer A            $ 3,493,959  (68%)    $ 2,179,625   (23%)         $ 7,736,277  (55%)   $3,295,600  (21%)
Customer B                616,200  (12%)      1,028,560   (11%)           2,189,500  (15%)
Customer C                                    4,343,600   (46%)                               8,003,350  (52%)
Customer E                                                                2,730,720  (19%)

          Revenue and accounts receivable concentrations are expected due to the large individual orders, characteristic of our OEM customer base.

          Accounts receivable concentration percentages for customers which constituted greater than 10% of our outstanding accounts receivable as of September 30, 1997 and December 31, 1996 are as follows:


                        September 30, 1997           December 31, 1996
                      ----------------------      ----------------------

        Customer A              66%                       21%
        Customer E                                        46%
        Customer F                                        10%

          Due to certain consolidations in our customer base during 1997, reported revenue and accounts receivable concentrations for the 1997 and 1996 periods have been combined above in order to reflect the current ownership of our customers.

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

GENERAL
          In mid-1994, the Company introduced its first 8 port Ethernet switch and began commercial shipments of this product in late 1994. In 1995, the Company attempted to market this product both through distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company focused its marketing efforts exclusively on OEM customers and discontinued its marketing through distribution channels. This strategy eliminated potential distribution channel conflicts. In the first quarter of 1996, production and sale of the original 8 port product was discontinued and the Company began commercial shipments of its second generation product, a 16 port Ethernet switch with a 100 Base T uplink capability. During the third quarter of 1996, the Company added an 8 port Ethernet switch with a 100 Base T uplink capability to its product line.

          In 1996, the Company began development of its first Application Specific Integrated Circuit ("ASIC"). Development and testing of this component, code named "Coyote", has been completed and commercial shipments of product containing the Coyote ASIC began in the second quarter of 1997 confirming the Company's ASIC capability. Significant internal investment has been made in ASIC technology and in building a strong engineering knowledge base as ASIC-based products provide higher levels of component integration resulting in significant manufacturing cost reductions. The Company has also made significant investments in the development of two new ASIC-based families of Ethernet switches based upon ASICs code named, Cyclone(TM) and Cougar(TM). These two new Ethernet switches are expected to contain high feature content and significant price/performance improvements over the Company's current product line.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

          Revenue for the quarters ended September 30, 1997 and 1996 was $5,120,557 and $9,586,186, respectively. The decrease of $4,465,629 or (47%)
was due to lower than expected orders for the Company's 8500 series and 7500 series products due to unexpected steep price reductions initiated by the two largest networking equipment vendors. The Company's customer's ordering process is also affected by the expected release of the Company's next generation products which are expected to be shipped as evaluation units late in the fourth quarter of 1997. The Company's revenue in any period is highly dependent upon the sales efforts and success of the Company's OEM customers. The Company's products are subject to intense competition in the switching market characterized by frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological changes and continued emergence of new industry standards.

          Cost of revenues for the three months ended September 30, 1997 and 1996 was $5,178,521 or 101% of revenue and $7,916,305 or 83% of revenue, respectively. The negative gross margins in the third quarter of 1997 were due to the Company charging operations $300,000 for inventory valuation issues. During the quarter, the Company sold products to our largest customer at significantly reduced margins so as to retain marketshare while decreasing the Company's exposure on certain previously purchased inventory. In addition, the Company's operating model requires greater manufacturing volumes in order to obtain the necessary purchasing economies of scale, production efficiencies and reasonable overhead application rates required to significantly improve gross margins. The Company expects margins to remain low for the remainder of the existing product line's life cycle, but expects significant margin improvement when the next generation products begin to be sold in volume. The 1996 positive gross margin of 17% was due in part to more favorable market conditions along with the high market acceptance of the Company's 7500 series product thus creating increased manufacturing volumes resulting in component cost reductions. See additional information under "Liquidity and Capital Resources".

          In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in material costs, changes in other components of cost of revenue and the technological innovativeness of products sold. Timing of new product introductions and ASIC revisions will impact gross margins and could result in excess or obsolete inventories.

          Research and development expense for the quarters ended September 30, 1997 and 1996 was $1,374,187 or 27% of revenue and $1,221,788 or 13% of revenue, respectively. The increase of expenses as a percentage of revenue from the quarters ended September 30, 1997 to the same period of 1996, is due to increases in expenditures and the decline in revenue. A significant portion of the $152,399 or 12% increase was due to the addition of new personnel and related incentive and recruitment costs, depreciation on equipment, and increased costs associated with the development of the Company's next generation of products based upon the Cyclone(TM) and Cougar(TM)ASICs. Level or increasing research and development expenditures are expected for the foreseeable future as the Company continues with the development of additional products and features based upon the next generation product architecture.

          Marketing and selling expenses for the three months ended September 1997 and 1996 were $605,162 or 12% of revenues and $651,963 or 7% of revenues, respectively. The decrease was primarily due to a decrease in commission expenses due to the lower revenues.

          General and administrative expense for the quarters ended September 30, 1997 and 1996 was $565,843 or 11% of revenue and $514,545 or 5% of revenue, respectively. The increase of $51,298 or 10% was due in part to the wages and additional costs associated with the increase in headcount from five to ten people over the prior period.

          Interest income for three months ended September 30, 1997 and 1996 was $294,772 and $7,913, respectively. The increase was due to the increase of investable funds as a result of the redemption of the Company's Class B Warrants during the first quarter of 1997.

          The net loss for the three months ended September 30, 1997 and 1996 was $2,325,338 and $766,883, respectively. The $1,558,455 increase in net loss was due to a lower than expected sales volume as well as sales at reduced margins, continued charges for inventory valuation issues and continued research and development expense increases offset by interest earned on the Company's investments.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

          Revenue for the nine months ended September 30, 1997 and 1996 was $14,133,628 and $15,376,615, respectively. The decrease of $1,242,987 was a direct result of lower than expected shipments of the 8500 series products as well as reduced sales of our mature 7500 series products. Revenues were also negatively reduced due to price reductions on all of our products initiated in response to market conditions. For the nine months ended September 30, 1997 and 1996 the Company shipped 8500 series and 7500 series Ethernet switching units aggregating 16,023 and 12,296 units, respectively. The 3,727 or 30% increase in units shipped over the prior year has allowed the Company to maintain its marketshare. The Company has continued to increase its OEM customer base from 1996, and thus with each new OEM, the Company expands the potential market access for its current and future products.

          Cost of revenue for the nine months ended September 30, 1997 was $13,814,519 or 98% of revenue compared to $14,328,132 or 93% of revenue for the same period ended September 30, 1996. The 1997 two percent (2%) gross margin is due to a number of factors including the Company's sale of certain previously manufactured inventory at below cost in order to reduce the Company's inventory exposure. In addition, the timing of orders were such that additional manufacturing costs were incurred in order to meet scheduled shipment requirements. During the second quarter of 1997, the Company substantially eliminated the building of product for anticipated orders. Currently, the Company builds the final product after receipt of a customer's purchase order. This strategic change is expected to reduce our future exposure to inventory valuation risks but could also result in, the costly, but economically more preferable, increased expedite charges as the Company works to meet the customer's product delivery schedule. During the past nine months of 1997, the Company has charged operations approximately $900,000 for inventory valuation issues identified by Management. See additional information under "Liquidity and Capital Resources".

          The low 1996 gross margin of 7% was due primarily to a large concentration of sales to one customer of a particular product which had negative gross margin.

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

          Research and development expense for the nine months ended September 30, 1997 and 1996 was $4,545,780 or 32% of revenues and $2,851,387 or 19% of revenues, respectively. The increase of $1,694,393 or 59% over the 1996 prior period is due to the significant Company effort expended in the development of the new generation products based on the Cyclone(TM) and Cougar(TM)ASICs. The increases in costs are primarily due to increases in engineering employment levels, which increased from 22 people at September 30, 1996 to 31 people at September 30, 1997. In addition, costs of licensing certain remote management software and higher depreciation expense resulting from the significant capital investments made in 1996 have also contributed to the increase in research and development expense in 1997.

          Marketing and selling expense for the nine months ended September 30, 1997 and 1996 was $1,884,927 or 13% of revenues and $1,340,553 or 9% of revenues, respectively. The increase of $544,374 or 41% over the 1996 prior period was due primarily to a full nine months of payroll related costs associated with the additional sales and marketing personnel as compared to the prior period. The Company intends to selectively continue the expansion of the sales force presence through additional domestic and international hiring and negotiating strategic domestic and foreign relationships.

          General and administrative expense for the nine months ended September 30, 1997 and 1996 was $2,315,088 or 16% of revenue and $1,613,122 or 10% of revenue, respectively. The increase of $701,966 or 44% over the 1996 prior period was due primarily to additional legal, accounting and consulting costs incurred after the resignation of the Company's Chief Financial Officer in January 1997, in addition to, increased bad debt expense, wages and related benefits, insurance costs and the issuance of warrants to a key executive.

          Interest income for the nine months ended September 30, 1997 and 1996 was $767,566 and $70,507, respectively. The increase of $697,059 or 989% is due to the increase of investable funds as a result of the redemption of the Company's Class B Warrants during the first quarter of 1997.

          The net loss for the nine months ended September 30, 1997 and 1996 was $7,760,247 and $4,742,453, respectively. The increase of $3,017,794 or 64% is primarily due to increases in the Company's research and development effort not being absorbed by adequate sales margin in addition to the sales, marketing and general and administrative expense increases mentioned above The Company's results were favorably impacted by the interest income earned on the proceeds of the Class B Warrant exercise. Management is reviewing all of the costs of the business in order to seek ways to reduce or better manage future costs.
However, additional investments are expected in research and development and sales as the Company positions itself for the release of the Cyclone(TM) and Cougar(TM) based ASIC product lines.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

          Results from any one period cannot be used to predict the results for other periods. Revenues fluctuate from period to period; however, management does not see any overriding seasonality or a high level of predictability to these fluctuations at this time. Revenues can be negatively affected by, among other things, expected releases of both the Company's or its competitors' new product lines. The Company's reliance on a few base product types also makes it more susceptible to revenue shortfalls.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in March 1991, the Company has financed its development activities, operations and capital resources through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 to September 30, 1997, the Company raised approximately $64,700,000 from such sources. In October 1996, the Company completed the redemption of its Class A Warrants which resulted in the issuance of 2,335,568 shares of Class A Common Stock and the same number of Class B Warrants. In addition, in October 1996, Class B Warrants to purchase 368,360 shares of Class A Common Stock were voluntarily exercised. Total proceeds during 1996 from the exercise of all Class A and Class B Warrants was approximately $17,368,000. On January 10, 1997, the Company redeemed its Class B Warrants pursuant to its November 27, 1996 notice of redemption. Greater than 99% of the outstanding Class B Warrants were exercised, resulting in gross proceeds to the Company during 1997 of approximately $26,233,000.

    The Company's cash and cash equivalents increased by $16,449,347 during the nine months to $19,236,940 at September 1997 from $2,787,593 at December 31, 1996. This increase was primarily due to the net proceeds from the redemption of Class B Warrants of $25,636,950 partially offset by cash used for operating activities of $8,262,693 and further increases in fixed assets of $924,910 primarily to support our research and development effort.

    Inventory decreased $1,065,814 or 9% from the March 31, 1997 level of $11,298,712. However, for the nine months ended September 30, 1997, inventory increased $2,792,860 or 38% from the December 31, 1996 level. Fluctuations in inventory are primarily affected by the timing in the receipt of key, long lead time, component parts critical to meeting the shipping demand of certain products. During June 1997, Management initiated a program to tighten its level of inventory control with a key goal of increasing the level of inventory turnover. This ongoing program includes evaluating the best use of our existing component inventory along with researching more efficient product kitting arrangements with our vendors. During the first nine months of 1997, the Company charged operations $900,000 for inventory valuation issues. During December 1997, Management intends to complete the evaluation of the Company's existing inventory and will make valuation decisions based upon a number of factors including date of expected volume shipments of the Company's next generation products, status of negotiations with vendors on returning certain excess product and the feasibility of integrating certain existing inventory components into future products. Management believes that the processes are in place to increase the level of inventory turnover and that a disciplined strategic reduction and management of our inventory will reduce our future exposure to changing market conditions and internally generated technological obsolescence, in addition to, providing additional liquidity. Although, reductions are expected in the inventory, future short-term increases are possible due to the timing of key component inventory receipts and the monetary value of inventory on the production line at our subcontract manufacturers at the end of a reporting period.

    At September 30, 1997, the Company had working capital of $32,551,055. The Company requires substantial working capital to fund its business, particularly to finance its research and development efforts, inventories and accounts receivable. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development and sales and marketing efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.

    In July 1997, the Company extended its existing revolving line of credit with a bank to October 15, 1997. The line of credit provided for borrowings of up to $5,000,000. The line of credit had not been used during 1997. The Company allowed the credit facility to expire on October 15, 1997 and is currently negotiating a larger credit facility.

    The Company believes that its existing cash position is sufficient to meet the liquidity requirements of the Company for the next twelve months. However, due to the continuing investments in research and development, operating losses or possible business acquisitions, the Company may need to seek additional credit, alternative financing and/or further equity investment in the future. The sources of such credit or equity investment may include increased lines of credit and/or issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

                 Not applicable.

ITEM 2.     Changes in Securities

                 None.

ITEM 3.     Defaults upon Senior Securities

                 None.

ITEM 4.     Submission of Matters to a Vote of Security

                 None

ITEM 5.     Other Information

                 None

ITEM 6. Exhibits and Reports on Form 8-K
         (a)  Exhibits:

              Exhibit 10.12  1994 Incentive and Nonstatutory Stock Option Plan

              Exhibit 10.13  1992 Incentive and Nonstatutory Stock Option Plan

              Exhibit 10.18 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 15,000 shares

              Exhibit 10.19 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 15,000 shares

              Exhibit 10.20 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 11,110 shares

              Exhibit 10.21 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 11,765 shares

              Exhibit 10.22  Form of Indemnification Agreement

              Exhibit 27     Financial Data Schedule - Electronic Format Only

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES
          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



Date:  November 13, 1997                            NetVantage, Inc.
                                         ------------ (Registrant)-------------

                                         By:  /s/  Stephen R. Rizzone
                                              --------------------------------
                                              STEPHEN R. RIZZONE,
                                              Chairman of the Board, President
                                              and Chief Executive Officer

                                         By:  /s/  Thomas Iwanski
                                              --------------------------------
                                              THOMAS IWANSKI,
                                              Vice President of Finance,
                                              Secretary and Chief Financial
                                              Officer

                                 EXHIBIT INDEX

                                                                                SEQUENTIALLY
                                                                                  NUMBERED
           NUMBER                    TITLE                                         PAGES
           ------                    -----
            10.12        1994 Incentive and Nonstatutory Stock
                         Option Plan

            10.13        1992 Incentive and Nonstatutory Stock
                         Option Plan

            10.18        Amended and Restated Common Stock Purchase
                         Warrant between Company and Stephen R. Rizzone for 15,000 shares

            10.19 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 15,000 shares

            10.20 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 11,110 shares

            10.21 Amended and Restated Common Stock Purchase Warrant between Company and Stephen R. Rizzone for 11,765 shares

            10.22        Form of Indemnification Agreement

            27           Financial Data Schedule - Electronic Format Only

                                       15