Form 10-K
period 1997-12-31
NETVANTAGE INC
filed 1998-04-15
CIK 934620

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

             201 CONTINENTAL BLVD. SUITE 201, EL SEGUNDO, CA 90245
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (310) 726-4130
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                     None

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    Class A Common Stock, par value $0.001

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The closing value of voting stock (estimated solely for the purposes of this cover page) held by non-affiliates of the Registrant as of March 16, 1998 was $85,529,965. Included in this estimated amount are $83,964,430 for Class A Common Stock, $1,565,535 for Class B Common Stock and no value was assigned to the Class E Common Stock as performance criteria have not been met in order for these shares to be released from escrow.

  The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 16, 1998: 10,139,503 shares of Class A Common Stock, 245,535 shares of Class B Common Stock, and 540,995 shares of Class E Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days following the Registrant's year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

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

  The Company markets its products worldwide exclusively through Original Equipment Manufacturers ("OEMs"). The following table represents sales to customers accounting for greater than 10% of Company net revenues for 1997, 1996 and 1995 and customer accounts receivable accounting for greater than 10% of Company accounts receivable at December 31, 1997 and 1996.

                                                                    ACCOUNTS
                                                     NET REVENUES  RECEIVABLE
                                                    -------------- ------------
                                                    1997 1996 1995 1997   1996
                                                    ---- ---- ---- -----  -----
   Customer 1 (Allied Telesis, K.K.)............... 56%  22%  N/A    87%    21%
   Customer 2...................................... 15%  N/A  N/A    N/A    N/A
   Customer 3...................................... N/A  31%  N/A    N/A    N/A
   Customer 4...................................... 17%  14%  N/A    N/A    44%
   Customer 5...................................... N/A  N/A  N/A    N/A    10%
   Customer 6...................................... N/A  N/A  20%    N/A    N/A
   Customer 7...................................... N/A  N/A  20%    N/A    N/A
   Customer 8...................................... N/A  N/A  16%    N/A    N/A

  The Company has devoted substantial resources to research and development, with the belief that its future success is highly dependent on its ability to develop new products based on Application Specific Integrated Circuits or ASICs.

  Also of significance to the Company is the on-going development and expansion of its account base. Key to this development and expansion is high visibility within the existing account base as well as significant continuing field activity to expand the number of OEMs. As a result, the Company intends to selectively increase the size of its sales force and customer support organization in order to meet these objectives.

  Although cost is a fundamental decision criteria in the OEM Ethernet switching market, manufacturing efficiencies and quality are also considered important success factors. High shipping volumes result in substantial economies of scale from both a raw material and actual cost of manufacturing perspective. To monitor quality output, the Company retains salaried employees on-site at the contract manufacturer's facility. The Company intends to certify another contract manufacturer and to increase its quality and test resources in order to maintain continued high quality.

  Any contemplated or planned increase in resources or investment is highly dependent on several factors, including the growth of the Company's revenue, new product delivery schedules, product acceptance in the marketplace, and retention of existing employees coupled with the Company's ability to attract appropriate, experienced personnel. Due to the anticipated increase in fixed operating expenses, any of the above factors could adversely affect the Company's revenue and thereby negatively impact the Company's operating results.

  To provide the necessary working capital to support the planned increases in product development and growth of the Company, on October 24, 1996, the Company completed the redemption of its Class A Warrants which resulted in the exercise of 99.9% of the Class A Warrants and the issuance of 2,335,205 shares of Class A Common Stock and the same number of Class B Warrants. In addition, as of October 24, 1996, 395,810 Class B Warrants were voluntarily exercised, resulting in the issuance of 415,601 shares of Class A Common Stock. Total net proceeds from the exercise of all Warrants on October 24, 1996 was approximately $16,405,207.

  The Company redeemed its remaining Class B Warrants on January 10, 1997. Prior to the redemption date, more than 3.5 million (or greater than 99%) of the outstanding Class B Warrants were exercised, resulting in net proceeds to the Company of approximately $25,479,450.

  The Company was originally incorporated in California on March 12, 1991. On December 12, 1994, the Company changed its state of incorporation from California to Delaware. The statements contained in this report regarding matters that are not statements of historical fact are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made in this report as a result of various factors, including those stated in "Risk Factors" and elsewhere in this report and other factors which are listed from time to time in other documents filed by the Company with the Securities and Exchange Commission.

PRODUCTS

  In mid-1995, the Company introduced an 8 port 10MB Ethernet switch and began commercial shipments of this product in late 1995. In the same year, the Company began development of a Token Ring Switch. In late 1995, the Company decided to halt further development of the Token Ring Switch and focus the Company's resources on the larger, faster growing Ethernet switching market.

  In December 1995, the Company introduced a 16 port 10MB Ethernet switch with 1 high speed 100MB uplink to potential OEM customers. Significant shipments of the product began in March of 1996. Throughout 1996, the Company released a number of new products derived from the original 16 port plus 1 uplink product. These products included an 8 port 10MB Ethernet switch with 1 high speed 100MB uplink, and the introduction of fiber interfaces on the high speed uplinks. This product set accounted for substantially all of the Company's 1996 revenues and a significant portion of the Company's 1997 revenues.

  During the first quarter of 1997, the Company began shipping a 16 port unit with 2, 100MB uplinks which could be configured with either copper or fiber connections.

  In the second quarter of 1998, the Company expects to be shipping the first of a line of new generation products which use internally developed ethernet switching Application Specific Integrated Circuits ("ASICs") and the Company's efficient fabric bus architecture. The Company believes that the NV7500 and NV8500 series products will have an insignificant impact on future Company revenues due to the anticipated introduction of the new generation products. See also "Risk Factors--Product Development and Timely Introduction of New and Enhanced Products."

PRODUCT DEVELOPMENT

  During the years ended December 31, 1997, 1996 and 1995, the Company incurred research and development expenses of $7,018,000, $4,312,927 and $2,192,536, respectively. The Company expects to expend substantial funds in the future for research and development.

  On April 30, 1996, the Company acquired all of the outstanding capital stock of MultiMedia LANs, Inc. ("MultiMedia"), and merged MultiMedia into the Company. The Company acquired certain technology and expertise related to a 100VG-AnyLAN product, which was required to fulfill development obligations for a major customer. This technology is no longer used in the Company's products and accordingly, the Company charged to operations during the fourth quarter of 1997, $280,766 related to the remaining unamortized cost of the goodwill and other intangibles acquired. In addition, the Company also acquired Application Specific Integrated

Circuit or ASIC experience through work force acquisition. The fundamental advantage of ASIC development to the Company is the ability to design higher levels of component integration into the product resulting in reduced product costs.

  In the spring of 1996, the Company began work on its first ASIC code named, "Coyote." The Coyote ASIC is a 100Mbps Media Access and Direct Memory controller with customized features for Ethernet switching. The purpose of Coyote is to consolidate several high speed uplink components into a single chip resulting in a significant reduction in the cost of goods sold. The Company completed testing of Coyote on December 30, 1996.

  The Coyote ASIC was integrated into the high speed uplinks of the core 8 and 16 port 10MB switches shipped to OEMs in 1997. The product line was expanded by adding a second high speed uplink to the 16 port model. This new model was called the NV8516.

  In the fall of 1996, the Company expanded its ASIC development expertise, staffing two world-class design centers. One is located in Allentown, Pennsylvania and the other in Sunnyvale, California. Concurrent with this expansion, the Company started the development of two new product lines, designated the NV8200 and NV9200 series, which were to be based upon two internally developed Ethernet switching ASICs, internally named "Cougar" and "Cyclone."

  The NV8200 product line, which incorporates the Cougar ASIC, is a 24 port 10MB Ethernet switch with up to 4 high speed 100MB uplinks and a 650MB expansion port. The product can be either managed or unmanaged and has a number of configuration options to meet OEM customer requirements. The NV8200 has lower per port costs and is targeted at the low-cost, high performance desktop and Workgroup Ethernet switching market. The Company also intends to target the NV8200 product family at the shared media hub replacement market, a market which the Company believes will grow significantly in port shipments over the next three years.

  The NV9200 product line, which incorporates the Cyclone ASIC, is a multiple configuration product platform that features high speed, high performance auto negotiating 10/100 Mbps Ethernet switching with Gigabit Ethernet and/or ATM uplink support. Other configurations include full Gigabit Ethernet switching. The NV9200 supports industry standards for virtual LANs ("VLAN"), multimedia traffic prioritization ("QoS") and network management ("RMON"). The Company anticipates that both the NV8200 and the NV9200 switches will be initially released in the second quarter of 1998. Together, the NV8200 and NV9200 are expected to form a comprehensive suite of products for Ethernet Workgroup and desktop switching. Both the NV8200 and NV9200 products have the entire switching fabric integrated into the chip and feature higher levels of system integration, feature content and performance. In addition, the Company has planned cost reduction timetables for each product. However, no assurance can be given that the Company's products will be developed on schedule, will meet the Company's internal cost targets or will be accepted by the market. See also "Risk Factors--Product Development and Timely Introduction of New and Enhanced Products."

SALES AND MARKETING

  Between the period from April 1995 to November 1995, the Company attempted to develop a value-added reseller and reseller distribution channel. In November 1995, the Company changed its strategic marketing emphasis electing to distribute its products to OEMs, and discontinued its efforts to market through other distribution channels.

  The Company currently markets its products exclusively on an OEM basis to domestic and foreign customers, through a corporate sales staff located at the Company's El Segundo, California office and contracted sales representatives located near Washington, D.C. and Brussels, Belgium. The Company signed its first OEM contract agreement with Hewlett Packard in February of 1996. Since then, the Company has grown its OEM account base to 25 OEMs. The Company's OEM customers purchase the Company's products under purchase orders. With no fixed commitment to purchase, there can be no assurance that any of the Company's OEM customers will purchase the Company's products in significant quantities or at all now or in the future. Additionally, a significant OEM customer during one period may not continue to be a significant OEM customer in any future period. See also "Risk Factors--Limited Number of Customers." The Company's strategy of only selling to OEMs and its 1997 focus on positioning the Company as experts in evolving switch technology and on market trends has allowed the Company access to numerous additional potential OEM customers. These relationships are important as the Company prepares for the 1998 release of the new generation NV8200 and NV9200 product lines.

COMPETITION

  The Company faces competition on three fronts: from companies that market their own switches on an OEM basis, including Accton, D-Link, Network Peripherals and Xylan; from companies that develop commercial switching silicon which facilitates the development of LAN switches, including AMD, Galileo and Texas Instruments; and from internal developments from both prospective and our existing OEM customer's own engineering staffs. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources and larger installed customer bases.

  To improve its competitive position in the market, continuous development, cost reductions and introduction of new products and product features must be achieved in a timely and cost effective manner, so as to keep pace with competitors' offerings, technological developments and changing industry standards.

  There can be no assurance that the Company will be able to identify, develop, manufacture, market or support its products successfully or that the Company will be able to respond effectively to technological changes, revised industry standards or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company. See also "Risk Factors--Competition."

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

  There can be no assurance that the Company will effectively manage its contract manufacturers or that such manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. See also "Risk Factors--Dependence on Single Source Suppliers and Contract Manufacturers."

PROPRIETARY RIGHTS

  The Company has one patent dated May 27, 1997, titled "Apparatus For Selectively Transferring Data Packets Between Local Area Networks"; relating to the Company's core switching technology of the NV7500 and NV8500 product lines. The Company is investigating whether certain technological designs which are incorporated in the NV9200 and NV8200 product lines can be patented. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary right in its products.

RISK FACTORS

  The following risk factors should be considered carefully in addition to the other information contained in this report in evaluating the Company and its prospects:

 Recurring Losses; Fluctuations in Quarterly Operating Results

  The Company's net loss for the year ended 1997 was approximately $18 million, with net losses since its inception totaling approximately $39.4 million. The future success of the Company is dependent upon, among other things, the Company's ability to successfully develop and market its products, obtain necessary capital, control costs and achieve a sustainable operating profit. There can be no assurance that the Company will ever become profitable.

  During the second half of 1996, the Company experienced a rapid growth in revenues, principally due to the introduction and customer acceptance of the Company's NV7500 series products and its decision to focus solely on the OEM market for distribution of its products. In 1997 pricing pressures in the marketplace reduced the saleability of the Company's products. This pricing decrease in the market and corresponding volume decrease in sales of the Company's products resulted in the Company's reduced 1997 revenues. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by a few OEM customers. Due to, among other things, the Company's limited customer base, the rapidly changing nature of the markets for its products and the likelihood of increased competition, there can be no assurance that the Company's revenues will continue or increase in the future.

  Additionally, the Company's operating results, especially when viewed on a quarter-to-quarter basis, are affected by a wide variety of factors, including, among other things, the Company's success in the timely development, introduction and shipping of its current and new products; the mix of products sold; the Company's ability to reduce operating expenses and to retain and recruit personnel; competition and changes in the demand for the Company's and competitors' products; price reductions for the Company's and competitors' products; changes in the levels of inventory held by the Company's OEM customers; the level of usage of similar internally developed products by the Company's OEM customers; the timing of orders from and shipments to its OEM customers; and general economic conditions. The Company has historically operated with a relatively small backlog. As a result, quarterly revenues and operating results generally depend on the volume and timing of, and ability to fulfill orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expense levels are relatively fixed in advance, based largely on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. In addition, although the Company currently intends to stabilize its funding of product development, there is a planned increase in its sales and market development activities that is expected to result in some additions in sales and marketing personnel. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability in the future, whether annually or on a quarter-to-quarter basis.

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

 Product Development and Timely Introduction of New and Enhanced Products

  From its inception until mid-1996, the Company was primarily engaged in research and development and, as a result, has had limited marketing experience. The Company has since made significant investments in marketing in order to better understand and define the market's product requirements. The market for the Company's current products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Accordingly, the Company believes that its future success will depend on its ability to develop and introduce in a timely fashion a new generation of products that achieve market acceptance through high feature content and outstanding operating performance at relatively lower per port prices and to continually seek to cost reduce these products in advance of a growing volume but declining per port price marketplace. The Company intends to achieve these cost reductions through higher levels of integration and component cost reductions. There can be no assurance that the Company will be able to identify, develop, manufacture or market such products successfully or that the Company will be able to respond effectively to technological changes, industry standards revisions or product and price reduction announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could have a material adverse effect on the Company and its results of operations. The Company's revenues are dependent on, among other things, the acceptance of its products by its OEM customers, and no assurance concerning their acceptance can be given. From time to time, the Company may announce new products, capabilities or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that announcements of new product offerings will not cause its customers to defer purchasing existing Company products, materially and adversely affecting the Company and its results of operations.

  The Company has experienced delays in the development of its new products and certain enhancements of existing products. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's products will now or in the future adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce, new products, cost reduced versions of existing products or product enhancements in a timely manner could have a material adverse affect on the Company and its results of operations.

 Competition

  Competition in the market in which the Company competes is characterized by decreasing per port selling prices, rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must develop and introduce, in a timely and cost-effective manner, lower cost new products and product features that keep pace with competitors' offerings, technological developments and changing industry standards. The principal competitive factors in the Company's market are price performance, feature performance, customer support and quality. There can be no assurance that the Company will be able to identify, develop, manufacture or market products successfully or that the Company will be able to respond effectively to technological changes or product announcements by its competitors. Delays in new product introductions or product enhancements or the introduction of unsuccessful products could materially and adversely effect the Company and its results of operations.

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

 Risks Associated with Software

  The development, enhancement and implementation of the Company's products entail risks of product defects or failures. The Company from time to time discovers software bugs in certain of its products. Although to date, the Company has not experienced material adverse effects resulting from any such bugs, there can be no assurance that errors will not be found in existing or new products, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results and financial condition.

 Dependence on Single-Source Suppliers and Contract Manufacturers

  Although the Company generally uses standard parts for its hardware products, certain components, circuit boards, connectors, mechanical assemblies and power supplies are presently purchased from a single source or from limited sources. The Company generally purchases single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. The Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources and endeavors to maintain inventory levels adequate to guard against interruptions in supplies. The Company believes that there are alternative suppliers or alternative components for all of the components contained in its products. However, any extended interruption in the supply of any of the key components currently obtained from a single or limited source or the time necessary to transition a replacement supplier's product or a replacement component into the Company's products could disrupt its operations and have a material adverse affect on the Company and its operating results. The Company purchases certain components from suppliers outside the United States; however, all such purchases are denominated in U.S. dollars and the Company believes all such components or alternate components are available from suppliers within the United States. The Company may also be subject to increases in component costs, which could also have a material adverse effect on the Company and its operating results.

  The Company shifted to an outsourcing strategy for the manufacture of its products during 1996. The Company currently relies on a single independent contractor to manufacture all of its products to its specifications, however, the Company intends to certify at least one additional contract manufacturer in 1998. Any difficulties experienced by the Company's manufacturer, on which the Company is currently solely dependent for the supply of its products, could materially adversely affect the Company and its operating results.

 Limited Number of Customers

  The Company currently markets its products to a limited number of OEM customers, who purchase the Company's products under purchase orders. In addition to the Company's products, such customers may also use products that are developed internally or purchased from third parties, that compete with the Company's products. The Company seeks to retain and attract customers by providing a high quality, feature rich products at a price that makes the Company's products the most cost effective and attractive alternative. However, there can be no assurance that the Company will be successful in retaining or attracting customers. The loss of a significant customer, or a limited number of smaller customers or the failure to attract new customers could have a material adverse affect on the Company and its results of operations.

 Recent Management Changes; Dependence on Key Personnel

  Over the last two years, the Company has experienced significant changes in its Board of Directors, management and certain other key employees. Resignations included, among others, M. Charles Fogg, from the positions of President, Chief Executive Officer and Director, in March of 1996; Roel Pieper, from his position as a Director, in January of 1996; Thomas G. Wiley, from his position as a Director, in March of 1996; Thomas V. Baker, from the positions of Chief Financial Officer, Secretary and Director, in January of 1997; Marius Abel from his position as a Director in January 1997; Errol Ginsberg, from his position as Vice President of Engineering, in March of 1997; Aubrey Brown, from his position as Senior Vice President-Sales and Marketing, in June 1997; and Seiji Uehara, from his position as a Director, in October 1997.

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

 Risks Associated with Intellectual Property

  The Company regards its products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. If unauthorized use or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

 Fluctuations in Market Price of the Company's Securities

  The Company's securities have experienced significant price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or of other companies in the industry or announcements by the Company or its competitors regarding new product introductions, price reductions or other developments affecting the Company. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the price of the Company's securities.

EMPLOYEES

  As of December 31, 1997, the Company employed 59 persons, of whom 28 were primarily engaged in engineering and engineering services, 11 in manufacturing and quality assurance, 9 in sales, marketing, customer support and related activities, and 11 in administration. None of the Company's employees is currently represented by a labor union.

ITEM 2. PROPERTIES.

  The Company's principal offices are located at 201 Continental Blvd., Suite 201, El Segundo, California, consisting of approximately 16,021 square feet of office space under a five-year lease expiring in May 2003. In November 1996, the Company signed a two-year lease for 2,195 square feet of office space in Sunnyvale, California. In December 1996, the Company also signed a three-year lease agreement for 750 square feet of office space in Allentown, Pennsylvania. In March 1998, the Company signed a three-year lease agreement for 2,048 square feet of office space in Allentown, Pennsylvania, which begins on June 1, 1998. Total annual rent for the Company is approximately $252,000. The Company believes that these facilities are adequate to meet its needs for the next year.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after discussion with legal counsel, the ultimate resolution of such claims and actions are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  On the dates indicated below, the Company's Units, Class A Common Stock, Class A Warrants and Class B Warrants commenced trading on the Small Cap Market of the Nasdaq Stock Market ("Nasdaq") under the symbols NETVU, NETVA, NETVW and NETVZ, respectively. On October 24, 1996, all Class A Warrants, that were not previously exercised, were redeemed by the Company, and trading subsequently ceased on the Units and the Class A Warrants. On January 7, 1997, the Company's Class A Common Stock and Class B Warrants commenced trading on the Nasdaq National Market. On January 10, 1997, all Class B Warrants, that were not previously exercised, were redeemed by the Company, and trading subsequently ceased on the Class B Warrants. The following table sets forth the high and low sales prices for each quarter of 1996 and 1997, as reported by Nasdaq. The quotations below reflect interdealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                                  LOW     HIGH
                                                                ------- --------
      UNITS
        First Quarter 1996..................................... $12.00  $16.25
        Second Quarter 1996.................................... $11.00  $25.00
        Third Quarter 1996..................................... $21.00  $37.50
        Fourth Quarter 1996.................................... $33.00  $45.00
      CLASS A COMMON STOCK
        First Quarter 1996..................................... $ 6.00  $ 8.00
        Second Quarter 1996.................................... $ 5.875 $12.00
        Third Quarter 1996..................................... $ 9.125 $14.875
        Fourth Quarter 1996.................................... $ 8.25  $17.25
        First Quarter 1997..................................... $ 6.25  $11.50
        Second Quarter 1997.................................... $ 5.625 $ 8.75
        Third Quarter 1997..................................... $ 6.875 $ 8.875
        Fourth Quarter 1997.................................... $ 6.00  $10.8125
      CLASS A WARRANTS
        First Quarter 1996..................................... $ 4.25  $ 6.00
        Second Quarter 1996.................................... $ 3.75  $ 9.5625
        Third Quarter 1996..................................... $ 7.375 $16.125
        Fourth Quarter 1996.................................... $12.75  $21.00
      CLASS B WARRANTS
        First Quarter 1996..................................... $ 1.875 $ 3.50
        Second Quarter 1996.................................... $ 1.50  $ 5.25
        Third Quarter 1996..................................... $ 3.750 $ 7.75
        Fourth Quarter 1996.................................... $ 1.125 $10.25
        First Quarter 1997..................................... $ 1.00  $ 3.875

  As of March 16, 1998, there were 88 registered holders of the Company's Class A Common Stock, and the closing price per share of the Class A Common Stock as reported by Nasdaq was $8.3125. The Company also has outstanding Class B Common Stock and Class E Common Stock, for which there is no public market. As of March 16, 1998, there were 35 and 67 registered holders of each of the Class B Common Stock and Class E Common Stock, respectively. The Company has not paid any cash dividends on any of its Common Stock and does not intend to pay cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following data has been derived from financial statements audited by KPMG Peat Marwick LLP (1997 information) and Price Waterhouse LLP (1996-1993 information), independent certified public accountants. The financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the reports thereon, are included elsewhere in this annual report. The selected financial data set forth below should be read in conjunction with the Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           YEARS ENDED DECEMBER 31
                         ----------------------------------------------------------------
                             1997         1996         1995         1994         1993
                         ------------  -----------  -----------  -----------  -----------
Net revenues............ $ 15,839,899  $26,562,927  $ 1,312,745  $   120,102  $   111,900
Costs and expenses:
 Cost of revenues.......   21,199,858   23,096,871    1,508,727       80,200       93,498
 Research and
  development...........    7,018,000    4,312,927    2,192,536      847,872      728,099
 Selling and marketing..    2,296,523    2,369,503    1,394,849      149,249      143,294
 General and
  administrative........    4,298,588    2,288,374    1,494,221      833,533      688,783
 Compensation charge for
  the release of escrow
  shares................                 4,189,428
 License fee............                                580,000
Net loss................ $(18,014,519) $(9,896,537) $(6,502,743) $(1,843,200) $(1,570,286)
Basic and diluted net
 loss per share......... $      (1.75) $     (2.23) $     (3.75)
Weighted average number
 of shares outstanding..   10,272,136    4,432,589    1,736,261
Pro forma net loss per
 share..................                                         $     (3.47)
Pro forma weighted
 average number of
 shares outstanding.....                                             530,097
                                           YEARS ENDED DECEMBER 31
                         ----------------------------------------------------------------
                             1997         1996         1995         1994         1993
                         ------------  -----------  -----------  -----------  -----------
Working capital......... $ 23,206,026  $15,603,714  $   964,309  $  (582,457) $  (532,824)
Total assets............   29,348,694   21,963,770    1,940,064      850,375      233,623
Total stockholders'
 equity (deficit).......   25,429,109   17,710,117    1,302,014     (156,199)  (1,176,632)

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

  In mid-1995, the Company introduced its 8 port Ethernet switch and began commercial shipments of this product in late 1995. In 1995, the Company attempted to market this product both through distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company changed its strategic marketing emphasis to OEM customers and discontinued its efforts to market through distribution channels. In the first quarter of 1996, the Company completed its second product, a 16 port Ethernet switch with uplink capability. In the first quarter of 1996, the production and sale of the original 8 port product was discontinued. During the third quarter of 1996, the Company began selling an 8 port Ethernet switch with a 100 Base T uplink. Substantially all of the revenue in 1996 is from the 8 and 16 port Ethernet switching products including 100 Base T, 100 Base FX and 100 VG uplinks. The Company continued to sell the 8 port Ethernet switch during the first and second quarter of 1997. Sales of the 8 port switch for all practical purposes ended after the second quarter 1997. Sales of the 16 port Ethernet switch with a single uplink continued throughout 1997. The Company introduced a new 16 port switch with dual uplinks in the first quarter of 1997. All of the Company's products mentioned above are expected to become insignificant to the Company's future revenue due to the anticipated introduction of two new Ethernet switches, the NV8200 and NV9200, during the second quarter of 1998. See "Business--Product Development." In addition, the Company charged operations approximately $5 million in the fourth quarter of 1997, primarily related to excess product on hand related to the NV7500 and NV8500 series product.

RESULTS OF OPERATIONS

  During the year ended December 31, 1997, the Company had net revenues of $15,839,899 compared with $26,562,927 for the year ended December 31, 1996. Revenues for 1995 were $1,312,745.

  The Company had achieved rapid growth in revenues from 1995 to 1996 due to the success of the Company's first generation Ethernet switching products and the leverage gained from adopting a business strategy of selling only to OEMs. During 1997 the Company was not able to sustain the revenue growth due in part to architectual limitations on competitively cost reducing the Company's NV7500 and NV8500 series product lines in response to market pricing pressures. Importantly, the introduction of the Company's 16 port dual uplink switch provided some revenue for the Company but, significant pricing drops in the 10MB switch market eroded much of the Company's margin on this product. The Company continued to support its OEM partners in order to potentially keep its sales channel open for the next generation product lines to be released in 1998.

  Comparisons to the 1995 year are not meaningful due to the strategic shift in the Company's sales and marketing activities as well as the discontinuation in 1996 of the products which accounted for the 1995 revenues.

  Cost of revenue for 1997 was $21,199,858 or 134% of revenues compared with $23,096,871 or 87% of revenues for 1996 and $1,508,727 or 115% of revenues for 1995. The high percentage of cost of revenues for 1997 is primarily due to three factors: (a) the inventory valuation reserve taken in 1997 of approximately $5,900,000 related to excess product on hand due to declining sales of the Company's NV7500 and NV8500 series products and inventory valuation decisions, related to certain other component parts, made as a result of Management's evaluations that had been underway for two quarters;
(b) the market pricing pressures affecting the 10MB Ethernet Workgroup market which the Company's 1997 products occupy and the Company's decision to support its OEM customers through reduced margin product while the Company continues to develop the next generation products; and (c) the higher unabsorbed operational costs due to unfavorable operating leverage resulting from less units being manufactured and sold in 1997 than 1996. The lower cost of revenue percentage or positive gross margin in 1996 was attributable in part to higher sales volumes, cost effective and timely design changes and market-driven component cost reductions. The negative gross margin for 1995 was attributable to an inventory adjustment for the carrying value of finished product in inventory, for a product which was discontinued, and to declines in the average selling prices due to competitive market pressures. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in material costs, changes in other components of cost of revenue and the technological innovativeness of products sold. The timing, cost, performance, feature set and volume of the Company's new product lines may impact gross margins and could result in excess or obsolete inventories.

  Research and development expenses increased $2,705,073, or 63%, to $7,018,000 in the twelve months ended December 31, 1997 compared with the twelve months ended December 31, 1996. The 1995 expenses amounted to $2,192,536. The 1997 increase in research and development expenses is attributed to higher payroll related expenses for the engineering department and significant development costs incurred related to the development of the NV8200 and NV9200 product lines. See "Risk Factors--Product Development and Timely Introduction of New and Enhanced Products." The Company believes that its future success depends on a sustained high level of focused research and development effort and its ability to attract and retain highly skilled software, hardware and ASIC engineers.

  Selling and marketing expenses decreased by $72,980, or 3%, to $2,296,523 for the twelve months ended December 31, 1997 compared with expenses of $2,369,503 in 1996. Selling and marketing expenses for 1995 were $1,394,849. The Company increased the headcount in the sales and marketing departments over the prior year. The additional people and the expected increases in selling related costs such as travel, were more than offset by the approximately $800,000 decrease in commission costs as compared to the prior year. Incentive commission rates were in effect in 1996 for performance in excess of sales levels projected at the beginning of the year. Revenues in excess of the plan resulted in high commissions in 1996. The Company significantly reduced its commission plan effective January 1, 1997. Management expects selling and marketing cost to rise in 1998 as additional sales people, outside sales representatives and customer support personnel are expected to be hired in order to provide better world-wide coverage and support of the Company's current and anticipated OEM customer account base.

  General and administrative expenses increased $2,010,214 or 88%, to $4,298,588 for the year ended December 31, 1997, compared with expenses of $2,288,374 for 1996. General and administrative expenses for 1995 totaled $1,494,221. The 1997 increase in expenses was due to a number of factors including: Higher payroll related costs of approximately $530,000, due in part to the increase in headcount by six people and higher executive compensation; higher accounting, legal, consulting and SEC reporting and printing fees of approximately $300,000 primarily due to the resignation of the former Chief Financial Officer in January 1997; increased provision for uncollectible customer accounts of approximately $300,000; higher insurance premiums of approximately $141,000 due to expanded coverage; and approximately $422,000 for the reduction in the carrying value of a loan made to an officer of the Company. The Company expects that these costs will be incurred at a reduced level in 1998 as many of the 1997 costs are not expected to reoccur at the same level in 1998 and the nominal expected increases in headcount should not significantly increase the total spending.

  Interest income was $1,073,243 for 1997 compared with $91,829 for 1996 and $79,566 for 1995. The higher interest income is a direct result of higher investible cash obtained from the proceeds from the initial public offering in May 1995 and warrant exercises in October 1996 and January 1997.

  Interest expense decreased $179,498, or 61%, to $114,692 in 1997, compared with $294,190 in 1996. Interest expense for 1995 was $250,490. The 1997 interest expense is primarily a result of charging the debt acquisition fees, related to the Company's former revolving bank line which the Company allowed to expire in October 1997, as additional interest expense. The revolving bank line was unused in 1997.

  The net loss for 1997 was $18,014,519, which includes 1997 charges to operations aggregating approximately $5.9 million related to inventory valuation issues, resulting in a $1.75 basic and diluted net loss per share for the year. The net loss for 1996 of $9,896,537, which included a non-cash charge of $4.2 million related to the release of certain escrowed common shares, resulted in a $2.23 basic and diluted net loss per share. The loss before extraordinary item for 1995 was $6,028,512 or $3.47 per share. In 1995, the extraordinary item, related to the extinguishment of debt, added an additional loss of $474,231 or $0.27 per share; thus resulting in a net loss of $3.75 per share for the year.

IMPACT OF RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("Statement") 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after December 15, 1997. In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the above two new standards to have a material effect on the Company's financial statements.

YEAR 2000 ISSUE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  During the second quarter of 1998, the Company will form a committee to assess the impact of the Year 2000 issue on the Company. The committee will be composed of management from key areas within the Company representing operations, information systems and finance. The committee will review the Company's internal systems and will initiate communications with significant suppliers, large customers, and other outside service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's estimated Year 2000 project costs are based on management's best projections from present information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

  To date, costs incurred related to the Year 2000 Issue have been minimal. Furthermore, management believes that future costs, if any, will be immaterial to the Company's financial position, results of operations or its cash flows. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such a material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in March 1991, the Company has financed its development activities through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 (inception) to December 31, 1997, the Company has raised $64,841,588 from such sources.

  At December 31, 1997, the Company had working capital of $23,206,026, including inventory of $7,379,511, accounts receivable of $5,559,019 and cash and cash equivalents of $13,739,948. The Company requires substantial working capital to fund its business, particularly to finance new product development. In addition, capital is needed to support product procurement, manufacturing and accounts receivable. The

Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. Management believes that there was some negative impact on the Company's sales to Asian-based customers in the second half of 1997 due to the Asian economic crisis, although it is difficult to quantify such impact. In addition, this negative impact on sales to Asian-based customers has continued into the early part of 1998 and may continue thereafter if the situation in Asia does not improve.

  On January 10, 1996, the Company completed a private sale of 854,993 shares of its Class A Common Stock to two individuals for total net proceeds of $5,000,000. In October 1996 and January 1997, the Company completed calls of Class A and Class B Warrants resulting in the net receipt of $16,405,207 and $25,479,450 respectively.

  At December 31, 1997, approximately $5.1 million or 87% of the Company's accounts receivable were due from one customer located in Japan. This customer provided 56% and 22% of the Company's revenues in 1997 and 1996, respectively. Credit terms extended to this customer for individual invoices range from 60 to 90 days; however, this customer has tended to delay full payment substantially beyond this range. As of April 13, 1998, approximately $2.7 million was due from this customer related to receivables that were outstanding as of December 31, 1997. Management believes that all amounts due the Company from this customer will ultimately be collected.

  The Company believes that its existing cash and cash equivalents are sufficient to meet the liquidity requirements of the Company at least for the current year. Management intends to supplement the Company's cash position through the financial support of its key suppliers whose trade terms with the Company are expected to provide a significant source of additional cash flow. The Company anticipates that operating losses in 1998 and any accounts receivable resulting from new sales of the next generation product will increase the cash demands of the Company. The Company's operations utilized cash of $13,720,627 in 1997 and management expects to continue to use cash in operations until the new generation of products is shipping in volume. Additionally, the Company currently anticipates spending approximately $1.1 million for capital expenditures in 1998. In addition, the Company expects to procure an asset based credit line in 1998 to provide further available liquidity to the operations. However, because of the potential growth in revenues, continuing investments in research and development and operating losses, the Company may need to seek additional credit sources, alternative financing and/or further equity investment. The sources of such credit or equity investment may include the issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
NetVantage, Inc.:

  We have audited the accompanying balance sheet of NetVantage, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the accompanying 1997 financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of NetVantage, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1997 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Orange County, California
February 9, 1998, except as to note 17, which is as of February 13, 1998

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of NetVantage, Inc.:

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of NetVantage, Inc. at December 31, 1996, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Costa Mesa, California
March 31, 1997

                                NETVANTAGE, INC.

                                 BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                                     ASSETS
Current assets:
 Cash and cash equivalents......................... $ 13,739,948  $  2,787,593
 Accounts receivable, net of allowance of $359,173
  and $50,000 at December 31, 1997 and 1996,
  respectively.....................................    5,559,019     8,667,627
 Accounts receivable--other........................      274,727       740,975
 Due from related parties..........................                    100,000
 Inventories, net..................................    7,379,511     7,440,038
 Prepaid expenses and other current assets.........      172,406       121,134
                                                    ------------  ------------
  Total current assets.............................   27,125,611    19,857,367
Property and equipment, net........................    1,869,227     1,572,804
Note receivable from related party, net............      328,333
Goodwill and other intangibles.....................                    350,890
Other assets.......................................       25,523       182,709
                                                    ------------  ------------
                                                    $ 29,348,694  $ 21,963,770
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................. $  2,146,669  $  3,081,664
 Accrued expenses..................................    1,009,768       322,816
 Accrued compensation and related liabilities......      763,148       849,173
                                                    ------------  ------------
  Total current liabilities........................    3,919,585     4,253,653
                                                    ------------  ------------
Commitments and contingencies (Note 15)
Subsequent events (Note 17)
Stockholders' equity:
 Preferred stock, par value $0.01 per share,
  5,000,000 shares authorized, none issued.........
 Class A common stock, par value $0.001 per share,
  17,000,000 shares authorized, 10,082,133 and
  5,941,523 shares issued and outstanding at
  December 31, 1997 and 1996, respectively.........       10,082         5,941
 Class B common stock, convertible into Class A
  common stock, par value $0.001 per share,
  1,800,000 shares authorized, 300,030 and 689,701
  shares issued and outstanding at December 31,
  1997 and 1996, respectively......................          300           690
 Class E common stock, convertible into Class B
  common stock, par value $0.001 per share,
  1,200,000 shares authorized, 540,995 issued; all
  shares are held in escrow........................          541           541
 Additional paid-in-capital........................   64,830,665    39,100,905
 Accumulated deficit...............................  (39,412,479)  (21,397,960)
                                                    ------------  ------------
  Total stockholders' equity.......................   25,429,109    17,710,117
                                                    ------------  ------------
                                                    $ 29,348,694  $ 21,963,770
                                                    ============  ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                NETVANTAGE, INC.

                            STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1997         1996         1995
                                        ------------  -----------  -----------
Net revenues........................... $ 15,839,899  $26,562,927  $ 1,312,745
                                        ------------  -----------  -----------
Costs and expenses:
 Cost of revenues......................   21,199,858   23,096,871    1,508,727
 Research and development..............    7,018,000    4,312,927    2,192,536
 Selling and marketing.................    2,296,523    2,369,503    1,394,849
 General and administrative............    4,298,588    2,288,374    1,494,221
 Compensation charge for the release of
  escrow shares........................                 4,189,428
 License fee...........................                                580,000
                                        ------------  -----------  -----------
                                          34,812,969   36,257,103    7,170,333
                                        ------------  -----------  -----------
Loss from operations...................  (18,973,070)  (9,694,176)  (5,857,588)
Interest income........................    1,073,243       91,829       79,566
Interest expense.......................     (114,692)    (294,190)    (250,490)
                                        ------------  -----------  -----------
Loss before extraordinary item.........  (18,014,519)  (9,896,537)  (6,028,512)
Extraordinary item:
 Extinguishment of debt................                               (474,231)
                                        ------------  -----------  -----------
Net loss............................... $(18,014,519) $(9,896,537) $(6,502,743)
                                        ============  ===========  ===========
Loss per share:
 Basic and diluted loss before
  extraordinary item................... $      (1.75) $     (2.23) $     (3.47)
                                        ============  ===========  ===========
 Extraordinary item-extinguishment of
  debt.................................                            $     (0.27)
                                                                   ===========
Basic and diluted net loss per share... $      (1.75) $     (2.23) $     (3.75)
                                        ============  ===========  ===========
Weighted average number of shares
 outstanding...........................   10,272,136    4,432,589    1,736,261
                                        ============  ===========  ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               NETVANTAGE, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            COMMON STOCK
                         ------------------------------------------------------
                              CLASS A           CLASS B           CLASS E
                         ------------------ ----------------  -----------------    ADDITIONAL    ACCUMULATED
                           SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT  PAID IN CAPITAL   DEFICIT        TOTAL
                         ---------- ------- --------  ------  ---------  ------  --------------- ------------  ------------
Balance at December 31,
 1994..................                      541,029  $ 541   1,082,057  $1,082    $ 4,840,858   $ (4,998,680) $   (156,199)
Warrants Issued:
 Discount on debt......                                                                230,000                      230,000
 Sale of common stock
  in initial public
  offering.............   1,725,000 $ 1,725                                          6,862,281                    6,864,006
 Sale of common stock
  in private placement.     165,000     165                                            866,785                      866,950
  Net loss.............                                                                            (6,502,743)   (6,502,743)
                         --------------------------------------------------------------------------------------------------
Balance at December 31,
 1995..................   1,890,000   1,890  541,029    541   1,082,057   1,082     12,799,924    (11,501,423)    1,302,014
 Sale of common stock
  in private placement.     854,993     855                                          4,999,145                    5,000,000
 Issue of common stock
  for acquisition......      53,334      53                                            399,952                      400,005
 Conversion of A
  warrants to common
  stock................   2,335,205   2,335                                         13,320,939                   13,323,274
 Conversion of B
  warrants to common
  stock................     415,601     416                                          3,081,517                    3,081,933
Warrants issued:
 Discount on debt......                                                                310,000                      310,000
Stock options issued:
 Compensatory cost.....                                                                107,373                      107,373
 Conversion of B stock
  to A stock...........     392,390     392 (392,390)  (392)
 Release of E shares
  from escrow..........                      541,062    541    (541,062)   (541)     4,082,055                    4,082,055
  Net loss.............                                                                            (9,896,537)   (9,896,537)
                         --------------------------------------------------------------------------------------------------
Balance at December 31,
 1996..................   5,941,523   5,941  689,701    690     540,995     541     39,100,905    (21,397,960)   17,710,117
 Exercise of B warrants
  for common stock.....   3,726,627   3,727                                         26,229,399                   26,233,126
 Conversion of B stock
  to A stock...........     389,671     390 (389,671)  (390)
 Deferred warrant call
  costs................                                                               (753,676)                    (753,676)
 Compensation costs on
  warrants.............                                                                112,725                      112,725
 Common stock issuance
  under stock option
  plans................      24,312      24                                            141,312                      141,336
  Net loss.............                                                                           (18,014,519)  (18,014,519)
                         --------------------------------------------------------------------------------------------------
Balance at December 31,
 1997..................  10,082,133 $10,082  300,030  $ 300     540,995  $  541    $64,830,665   $(39,412,479) $ 25,429,109
                         --------------------------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------------------------

              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                NETVANTAGE, INC.

                            STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                       ---------------------------------------
                                           1997          1996         1995
                                       ------------  ------------  -----------
Net loss.............................  $(18,014,519) $ (9,896,537) $(6,502,743)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization of
   goodwill and intangibles..........     1,184,665       461,947       93,955
  Amortization and write off of
   deferred rent.....................                                   40,993
  Amortization of debt discount and
   deferred debt costs...............                                  691,639
  Allowance for doubtful accounts and
   note receivable...................       730,840        46,883        8,893
  Compensation recorded upon issuance
   of options and warrants...........       112,725       107,373
  Compensation--E share release......                   4,082,055
  Interest expense...................                     191,326
  Allowance for inventory valuation..     5,931,822       100,000
  Other..............................                     (18,873)
Changes in assets and liabilities:
  Accounts receivable................     2,799,435    (8,582,792)     (53,262)
  Accounts receivable--other.........       466,248      (740,975)
  Due from related parties...........       100,000      (100,000)
  Inventories........................    (5,871,295)   (6,429,475)    (857,084)
  Prepaid expenses and other assets..       (76,480)      (96,708)       6,116
  Note receivable from related party.      (750,000)
  Accounts payable...................      (934,995)    2,557,848       64,010
  Accrued expenses...................       686,952       269,244     (190,517)
  Accrued compensation and related
   liabilities.......................       (86,025)      775,475       29,997
                                       ------------  ------------  -----------
Net cash used in operating
 activities..........................   (13,720,627)  (17,273,209)  (6,668,003)
                                       ------------  ------------  -----------
Investing activities:
  Purchase of property and equipment.    (1,105,304)   (1,634,440)    (342,282)
                                       ------------  ------------  -----------
Financing activities:
  Proceeds from exercise of B warrant
   call..............................    26,233,126     3,081,933
  Proceeds from exercise of A warrant
   call..............................                  13,323,274
  Deferred warrant call costs........      (596,176)     (157,500)
  Common stock issuance under stock
   option plans......................       141,336
  Proceeds received from private
   placement.........................                   5,000,000
  Loan fees paid.....................                     (35,000)
  Proceeds from issuance of bridge
   notes payable.....................                                  340,500
  Proceeds from issuance of common
   stock.............................                                7,730,956
  Payment of bridge notes............                               (1,000,000)
  Deferred offering costs............                                  221,734
                                       ------------  ------------  -----------
Net cash provided by financing
 activities..........................    25,778,286    21,212,707    7,293,190
                                       ------------  ------------  -----------
Increase in cash and cash
 equivalents.........................    10,952,355     2,305,058      282,905
Cash and cash equivalents at
 beginning of period.................     2,787,593       482,535      199,630
                                       ------------  ------------  -----------
Cash and cash equivalents at end of
 period..............................  $ 13,739,948  $  2,787,593  $   482,535
                                       ============  ============  ===========
Supplemental disclosures of cash flow
 information-interest paid...........  $     13,565  $     85,317  $    50,489
Non cash transactions:
Release of Class E common stock from
 escrow..............................                $  4,082,055
Issuance of Class A common stock for
 acquisition of MultiMedia
 LANs, Inc...........................                     400,005
Issuance of warrants for bank and
 officer loans.......................                     310,000
Issuance of options for compensation
 of officer and consultants..........  $    112,725       107,373

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                NETVANTAGE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1--THE COMPANY

  NetVantage, Inc. ("NetVantage" or the "Company") is a leading worldwide provider of Ethernet workgroup switching products to the Original Equipment Manufacturer ("OEM") marketplace. Ethernet workgroup switches are designed to increase the information handling capacity of Local Area Networks or "LANs." Other applications of use for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," Gigabit Ethernet and Layer 3 switching. The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications. The Company's products offer end-users cost effective solutions for their connectivity needs.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include demand deposits and money market accounts, since they represent highly liquid investments with maturities of three months or less when purchased. The carrying amount of these investments approximated fair value as of December 31, 1997 and 1996.

CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially expose the Company to concentrations of credit risk, consist principally of cash deposits, investments and trade receivables. The Company places its cash deposits and investments with highly-rated financial institutions or the Trust Department of a financial institution. At times, such deposits and investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade receivables can occur due to the relatively few customers comprising the Company's customer base, the larger average order size and the geographical regions and markets that the Company's customers operate in. The credit risk is limited due to the large size and credit worthiness of the Company's OEM customers. The Company routinely assesses the financial strength of its customers but generally does not require collateral to support trade receivables. At December 31, 1997, 87% of the Company's accounts receivable were due from one customer located in Japan. This customer provided 56% and 22% of the Company's revenues in 1997 and 1996, respectively. Management believes that all amounts due the Company from this customer will ultimately be collected.

  The Company has recorded an allowance for doubtful accounts and will continue to adjust this allowance periodically based upon the Company's evaluation of historical loss experience, industry trends and other related factors.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventory consists of material, direct labor and overhead costs associated with the procurement, storage and manufacturing of inventory.

PROPERTY AND EQUIPMENT

  Fixed assets are carried at cost less accumulated depreciation and amortization Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives, which range from three to five years. Expenditures for ordinary repairs and maintenance are charged to expense as incurred.

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995


INTANGIBLES

  Goodwill and other intangibles were amortized over their estimated useful lives which range from one to five years. During 1997, the Company charged operations for the carrying value of all previously unamortized intangibles assets (see Notes 8 and 14).

LONG-LIVED ASSETS

  The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

REVENUE RECOGNITION

  Revenue is recognized upon product shipment.

DEFERRED WARRANT CALL COSTS

  Costs incurred directly related to the Company's Class B Warrant redemption (see Note 9) totaling $157,500 were capitalized and included in "Other assets" at December 31, 1996. In January 1997, these costs were offset against the proceeds received and charged to stockholders' equity.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs are expensed as incurred.

INCOME TAXES

  Income taxes are determined under guidelines prescribed by Financial Accounting Standards Board Statement No. ("Statement") 109, "Accounting for Income Taxes". Under Statement 109, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 1997 and 1996, temporary differences consist primarily of net operating loss carry forwards ("NOLs"), book reserves not deducted for tax purposes, and tax credits. As of December 31, 1997, the aggregate deferred tax asset was fully reserved by a valuation allowance of approximately $12,975,000. At December 31, 1997, the Company has NOLs to carry forward for federal purposes of $24.2 million and for California purposes of $7.9 million and has generated tax credit carry forwards for certain research and development activities of $630,000 and $350,000 for federal and state purposes, respectively. The NOLs and research and development credits expire through 2012.

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

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995


USE OF ESTIMATES

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the financial statements. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of all financial instruments comprising cash, receivables, accounts payable, accrued expenses and accrued payroll and related expenses approximate fair value because of the short maturities of these instruments.

STOCK OPTIONS

  Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
(loss) and pro forma net income (loss) per share disclosures for employee stock options granted in 1995 and subsequent years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123 (see Note 10).

NET LOSS PER SHARE

  During the fourth quarter of 1997, the Company adopted Statement 128, "Earnings Per Share". Statement 128 specifies new standards for calculating the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include (a) eliminating the presentation of primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. The adoption of Statement 128 did not have a material impact on the Company's financial statements.

  Net loss per share was computed based on the weighted average number of the Company's Class A and Class B common shares outstanding during the year and excludes the shares of Class E Common Stock held in escrow because the conditions for the release of these shares from escrow have not been satisfied. Common Stock equivalents were not considered in the diluted net loss per share calculation in 1997, 1996 and 1995 because the effect on the diluted net loss per share would be antidilutive.

IMPACT OF RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995

December 15, 1997. In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect these new accounting standards to have a material effect on the Company's financial statements.

PRESENTATION

  Certain previously disclosed amounts have been reclassified in order to conform to the current year's presentation. The reclassification of these amounts had no effect on the Company's results of operations or accumulated deficit.

NOTE 3--REVENUE AND ACCOUNTS RECEIVABLE CONCENTRATIONS

  Revenue and accounts receivable concentrations are expected due to the large individual orders characteristic of the Company's OEM customer base. The following table represents sales to customers accounting for greater than 10% of Company net revenues for 1997, 1996 and 1995 and customer accounts receivable accounting for greater than 10% of Company accounts receivable at December 31, 1997 and 1996.

                                                                      ACCOUNTS
                                                       NET REVENUES  RECEIVABLE
                                                      -------------- -----------
                                                      1997 1996 1995 1997  1996
                                                      ---- ---- ---- ----- -----
   Customer 1 (Allied Telesis, K.K.)................. 56%  22%  N/A   87%   21%
   Customer 2........................................ 15%  N/A  N/A   N/A   N/A
   Customer 3........................................ N/A  31%  N/A   N/A   N/A
   Customer 4........................................ 17%  14%  N/A   N/A   44%
   Customer 5........................................ N/A  N/A  N/A   N/A   10%
   Customer 6........................................ N/A  N/A  20%   N/A   N/A
   Customer 7........................................ N/A  N/A  20%   N/A   N/A
   Customer 8........................................ N/A  N/A  16%   N/A   N/A

  Due to certain consolidations in the Company's customer base during 1997, reported net revenues and accounts receivable concentrations have been combined above in order to reflect the current mix of the Company's customers.

  With the exception of Customer 1, Allied Telesis, K.K., management of the Company believes that the loss of any one current customer would not have a material adverse effect on its business.

  The Company's domestic and foreign net revenues for 1997, 1996 and 1995 were $11,302,320 and $4,537,579, $20,209,532 and $6,353,395, and $1,174,901 and
$137,844, respectively.

NOTE 4--INVENTORY

  The Company's inventory was comprised of the following at December 31, 1997 and 1996:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
   Finished goods......................................... $3,417,317 $  108,030
   Parts and materials....................................  3,962,194  7,332,008
                                                           ---------- ----------
                                                           $7,379,511 $7,440,038
                                                           ========== ==========

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE 5--PROPERTY AND EQUIPMENT

  The Company's property and equipment is summarized as follows:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
   Office equipment..................................... $  136,272  $  129,853
   Machinery and electronic equipment...................  1,835,879   1,036,615
   Purchased software...................................    751,901     478,240
   Furniture and fixtures...............................    204,525     192,833
   Automobile...........................................    107,502     107,502
   Leasehold improvements...............................    239,400     231,153
                                                         ----------  ----------
                                                          3,275,479   2,176,196
   Less: accumulated depreciation....................... (1,406,252)   (603,392)
                                                         ----------  ----------
                                                         $1,869,227  $1,572,804
                                                         ==========  ==========

NOTE 6--NOTES PAYABLE

  In July 1996, the Company secured a $5,000,000 revolving bank line of credit which bore interest at prime rate plus 2%. In connection with this line of credit, the Company issued two warrants. Each warrant entitles the bank to purchase 30,000 shares of the Company's Class A Common Stock at an exercise price of $9.875 and $11.44 per share, respectively. The two warrants were exercisable immediately and expire on July 15, 2001 and August 16, 2001, respectively. The Company allowed the credit facility to expire on October 15, 1997. Throughout 1997, the line of credit was unused.

  In June 1996, NextCom K.K. ("NextCom"), a customer of the Company, whose former president served on the Company's Board of Directors from January 1996 until October 20, 1997, advanced $500,000 to the Company. In lieu of interest expense, NextCom received an additional 5% discount on all Company purchases until the advance was paid off. The advance was repaid in October 1996.

  In January 1995, the Company completed a private placement of $1,000,000 in promissory notes through the underwriter of its initial public offering which acted as placement agent. The notes bore interest at the rate of 10% per annum and were payable from the proceeds of the public offering. In connection with this loan, the placement agent received a commission and a non-accountable expense allowance of 10% and 3%, respectively, amounting to $130,000. These debt issue costs were amortized to income over the term of the loan. In addition, the Company issued warrants to these investors which entitled them to purchase an aggregate of 500,000 shares of the Company's Class A Common Stock at $3.00 per share. The warrants were set to expire in 1999. The aggregate value of all warrants, $575,000, was considered additional debt discount which was amortized to income as interest over the term of the loan. Upon the closing of the public offering, the warrants automatically converted to Class A Warrants in all respects.

  Upon the closing of the initial public offering in May 1995, the promissory notes were paid in full. As a result, the $474,231 unamortized portion of debt issue costs and debt discount was charged to operations as an extraordinary item.

  In connection with the January 1995 bridge financing, the Company also entered into an agreement with the placement agent that provides for a finder's fee to be paid to the placement agent if it originates a financing, merger, acquisition, joint venture, or other similar transaction to which the Company is a party, during the five-

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995

year period from the consummation of the initial public offering. The fee is based on a declining percentage of the consideration paid in the transaction, beginning at 7% of the first $1,000,000.

NOTE 7--PUBLIC OFFERING

  On May 3, 1995 the Company completed an initial public offering of 1,725,000 units (including the underwriter's overallotment of 225,000 units). Each unit was comprised of one share of the Company's Class A Common Stock, one Class A Warrant and one Class B Warrant (the "Units"). Upon exercise, the Class A Warrants entitled the holder to purchase one share of Class A Common Stock for $6.50 and receive one Class B Warrant. Class B Warrants entitled the holder to purchase one share of Class A Common Stock for $7.75. The offering price was $5.00 per Unit for total gross proceeds of $8,625,000 or $6,864,006 after the underwriter's commission and other related costs.

  In accordance with the Warrant Agreement between the Company and the underwriter, the original exercise price and number of securities issuable upon the exercise of the Class A Warrants were adjusted to $6.5205 and 1.05 shares, respectively, and the original exercise price and number of securities issuable upon the exercise of the Class B Warrants were adjusted to $7.78 and
1.05 shares, respectively.

  As part of the initial public offering, the Company agreed to (i) issue an option to the underwriter to purchase an additional 150,000 Units, equal to 10% of the Units offered to the public, at a price equal to 120% of the initial public offering price ("Unit Purchase Option"), (ii) pay certain fees and expenses including the cost of registration of the Unit Purchase Option, and/or the underlying securities and (iii) certain other covenants. The holders of the Unit Purchase Options have no right to purchase any Units, except in the event of any merger, consolidation or sale of all or substantially all the capital stock or assets of the Company or in the case of any statutory exchange of securities with another corporation until May 2, 1998. Between May 3, 1998 and May 2, 2000, inclusive, the Holders have the option to purchase Units at a price of $6.75 per Unit subject to adjustment. After May 3, 2000, the Holder has no right to purchase any Units. As of the date of this filing, the Unit holders have not exercised their rights under this option.

  As a condition of the initial public offering, the underwriter required that all shares of the Company's Class B and Class E Common Stock and all shares of Class B and Class E Common Stock issuable upon exercise of outstanding options from the 1992 Stock Option Plan be subject to an escrow agreement. The Class B Common Stock and related options were released from escrow on June 3, 1996. A total of 541,062 Class E Common Stock and related options were released from escrow on October 17, 1996, upon the achievement of certain market price targets and were converted into an equal number of Class B Common Stock. The release of these shares resulted in a compensatory non-cash charge to earnings for the fourth quarter of 1996 (see Notes 9 and 14). At December 31, 1997 and 1996, 540,995 shares of Class E Common Stock remain in escrow and are subject to release upon the attainment of certain specified earnings levels or market price targets.

NOTE 8--ACQUISITION

  On April 30, 1996, the Company acquired all of the outstanding capital stock of MultiMedia LANs Inc. ("MultiMedia"), a North Carolina corporation, in exchange for 53,334 shares of newly issued Class A Common Stock (net proceeds of $400,005). The Company accounted for this transaction as a purchase. At the date of the closing, MultiMedia merged into the Company and certain associates of MultiMedia became employees of the Company. These employees were granted 33,333 options to purchase Class B and Class E Common Stock under the Company's 1992 Incentive and Nonstatutory Stock Option Plan (see Note 10). Goodwill and other intangibles arising from the purchase and subsequent merger of MultiMedia totaled $408,904. The technology

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995

acquired is no longer used in the Company's products and in accordance with Statement 121, the Company charged to operations during the fourth quarter of 1997, $280,766 related to the remaining unamortized cost of the goodwill and other intangibles acquired. This charge was recorded after evaluations of recent events that indicated future net cash flows related to this technology would be insufficient to recover its carrying value. Total amortization expense related to the above acquisition, including the write off of unamortized cost in 1997, for the year ended December 31, 1997 and 1996 was $350,890 and $58,014, respectively (see Note 14).

NOTE 9--STOCKHOLDERS' EQUITY

COMMON STOCK

  The Class A, Class B and Class E Common Stock are substantially the same on a share-for-share basis, except that (i) the holder of an outstanding share of Class A Common Stock is entitled to one vote and the holder of an outstanding share of Class B or Class E Common Stock is entitled to five votes; (ii) Class B and Class E Common Stock are not freely transferable; (iii) Class E Common Stock cannot have declared or paid corporate dividend distributions or share in liquidation proceeds and may be redeemed by the Company after March 31, 1999 for $0.01 per share; (iv) each share of Class B Common Stock may be converted at any time, at the option of the holder, into one share of Class A Common Stock; and (v) each share of Class E Common Stock is convertible into one share of Class B Common Stock in the event that certain targets are met (see "Class E Escrow Arrangement"). All shares of Class B Common Stock that were previously placed into escrow were released on June 3, 1996.

CLASS E ESCROW ARRANGEMENT

  In connection with the public offering of the Units (see Note 7), all outstanding shares of Class E Common Stock were placed in escrow by existing stockholders. All shares of Class E Common Stock placed into escrow, including those shares which may be issued upon exercise of options ("Escrowed Contingent Shares") are not transferable (but those issued and outstanding may be voted).

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

  On October 17, 1996, the criteria for the release of certain Escrowed Contingent Shares were met and on that date 600,000 shares, including 541,062 shares held by employees, officers, directors, consultants and their

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995

relatives, were released from escrow. The release of 541,062 shares was deemed compensatory and, accordingly, resulted in a charge to operations in 1996 equal to the fair market value of the Escrowed Contingent Shares on release.

  The release of Escrowed Contingent Shares held by individuals that have not had any relationship with the Company, other than that of a common stockholder, have been deemed not to be compensatory.

  All Escrowed Contingent Shares that have not been released from escrow by March 31, 1999 are subject to redemption by the Company at a redemption price of $0.01 per share.

WARRANT REDEMPTION

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

  The Company redeemed its Class B Warrants on January 10, 1997, pursuant to its November 27, 1996 notice of redemption. In January 1997, Class B Warrants representing 3,726,627 shares of Class A Common Stock were exercised, resulting in net proceeds to the Company during 1997 of $25,479,450.

NOTE 10--STOCK OPTIONS AND WARRANTS

EQUITY INCENTIVE PLAN

  In May, 1997, the Company's Board of Directors adopted the Equity Incentive Plan (the "1997 Plan"). The 1997 Plan authorizes the issuance of up to 800,000 shares of the Company's Class A Common Stock pursuant to awards granted thereunder. Awards may be in the form of stock options, restricted stock, stock purchase rights or performance shares. The number of shares subject to awards granted to a single participant over the life of the 1997 Plan may not exceed 500,000.

  Administration of the 1997 Plan may be either by the Board or, upon delegation by the Board, by a committee of the Board (in either case, the "Committee"). The Committee may select key employees, including executives, officers, consultants and directors to receive awards under the 1997 Plan and has broad discretion to determine the amount and type of awards and terms and conditions of the awards. Individual grants will generally be based on a person's present and potential contribution to the Company. The 1997 Plan expires on May 1, 2007.

1996 INCENTIVE STOCK PLAN

  The Company has a 1996 Incentive Stock Plan (the "1996 Plan") pursuant to which any employee, officer, director or consultant shall be eligible for selection to receive awards under this Plan. The 1996 Plan reserved 800,000 shares of Class A Common Stock for issuance.

  The 1996 Plan is administered by the Board of Directors. The 1996 Plan expires on June 6, 2006.

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995


1996 BONUS AND NONSTATUTORY STOCK OPTION PLAN

  On September 19, 1996, the Company adopted the 1996 Bonus and Nonstatutory Stock Option Plan (the "1996 Bonus Plan") to further the growth and financial success of the Company while providing additional incentives to executive officers and selected consultants to the Company. The 1996 Bonus Plan provided for the issuance of bonuses up to the amount of $300,000 and non-statutory stock options covering up to a total of 105,000 shares of Class A Common Stock. All grants made under the 1996 Bonus Plan terminate in accordance with their terms. The 1996 Bonus Plan was terminated by the Board of Directors in April 1997.

1994 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

  The Company has a 1994 Incentive and Nonstatutory Stock Option Plan, as amended (the "1994 Plan") reserving 325,000 shares of the Company's Class A Common Stock for issuance pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive incentive and/or non-qualified stock options.

  The 1994 Plan, which expires on April 30, 2002, is administered by the Board of Directors.

1992 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

  The Company has a 1992 Incentive and Nonstatutory Stock Option Plan (the "1992 Plan") pursuant to which officers and employees of the Company as well as other persons who render services to or are otherwise associated with the Company are eligible to receive incentive and/or non-qualified stock options to purchase Class B and Class E Common Stock.

  The 1992 Plan, which expires on April 30, 2002, is administered by the Board of Directors. Under the 1992 Plan, in accordance with an agreement with the Company's underwriter, the maximum number of shares of stock which may be purchased through the exercise of options is 176,917.

STOCK OPTION AND WARRANT REPRICING

  On April 22, 1997, the Company repriced certain options and warrants issued to certain of its executive officers and other employees. The per share exercise prices of options to purchase an aggregate of 823,983 shares of Class A Common Stock were changed to $5.8125, options to purchase an aggregate of 49,017 shares of Class B and Class E Common Stock (exercisable two-thirds Class B and one-third Class E Common Stock) were changed to $4.65, warrants to purchase an aggregate of 30,000 shares of Class A Common Stock were changed to $5.8125 and warrants to purchase an aggregate of 22,875 shares of Class A Common Stock were changed to $3.8125. Prior to the repricing, the options to purchase Class A Common Stock had per share exercise prices ranging from $6.06 to $14.625 the options to purchase Class B and Class E Common Stock had per share exercise prices ranging from $4.70 to $5.90, and the warrants had per share exercise prices ranging from $7.125 to $9.00. The options to purchase an aggregate of 10,500 shares of Class A Common Stock, with per share exercise prices below the new per share exercise prices, were not changed. On April 22, 1997, $5.8125 was the average of the high and low sales prices of a share of Class A Common Stock as reported by the Nasdaq Stock Market. Due to certain restrictions on transferability of the Class B and Class E Common Stock, the per share price for the option to purchase such shares was set at 80% of $5.8125.

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995


  The following table summarizes option activity from December 31, 1994 to December 31, 1997:

                            1997       1996                 1994
                            PLAN    BONUS PLAN 1996 PLAN    PLAN       1992 PLAN
                          --------  ---------- ---------  --------  -----------------
                          CLASS A    CLASS A    CLASS A   CLASS A   CLASS B  CLASS E   EXERCISE PRICE
                          --------  ---------- ---------  --------  -------  --------  --------------
Outstanding December 31,
 1994...................                                    40,000   58,971   117,943  $2.50 - 5.00
  Granted...............                                   244,666   16,778    33,556  $3.94 - 6.56
  Canceled..............                                   (43,333) (31,021)  (62,043) $2.50 - 5.00
                                                          --------  -------  --------
Outstanding December 31,
 1995...................                                   241,333   44,728    89,456  $2.50 - 6.56
  Granted...............              40,000     699,700   149,850   79,083   158,166  $3.75 - 14.625
  Canceled..............                         (80,650) (138,750) (31,794)  (63,588) $2.50 - 10.88
                                     -------   ---------  --------  -------  --------
Outstanding December 31,
 1996...................              40,000     619,050   252,433   92,017   184,034  $3.75 - 14.625
  Granted...............   761,350             1,079,200   301,533  117,945   117,945  $4.65 - 9.78
  Canceled..............  (152,500)  (40,000)   (956,800) (274,266) (92,017) (243,007) $4.25 - 14.625
  Exercised.............                         (16,000)   (8,312)                    $5.81
                          --------   -------   ---------  --------  -------  --------  --------------
Outstanding December 31,
 1997...................   608,850               725,450   271,388  117,945    58,972  $3.75 - 9.78
                          ========   =======   =========  ========  =======  ========  ==============

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                    OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                              -------------------------------- --------------------
                                           WEIGHTED
                                            AVERAGE   WEIGHTED             WEIGHTED
                                           REMAINING  AVERAGE              AVERAGE
                                NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
   RANGE OF EXERCISE PRICES   OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
   ------------------------   ----------- ----------- -------- ----------- --------
   $3.75 -- $ 5.85.........    1,129,051      5.3     $5.6277    632,333   $5.5039
   $5.851-- $ 8.78.........      617,554      5.6      7.2788    255,804    7.1361
   $8.781-- $ 9.7813.......       36,000      5.8      9.7813

   Had compensation cost for options granted in 1997, 1996 and 1995 under the Company's stock option plans been determined based on the fair values at the grant dates, as prescribed in Statement 123, the Company's net loss and pro forma net loss per share would have been as follows:

                                               YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                             1997         1996         1995
                                         ------------  -----------  -----------
   Net loss:
     As reported........................ $(18,014,519) $(9,896,537) $(6,502,743)
     Pro forma..........................  (23,012,168) (13,796,539)  (7,402,743)
   Net loss per share:
     As reported........................        (1.75)       (2.23)       (3.75)
     Pro forma..........................        (2.24)       (3.11)       (4.26)

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995. Dividend yields of 0%; average annual volatility of 40% to 63%; risk free interest rates of 5.9% to 6.9%; and expected lives of 3 to 5 years. The weighted average fair value of options granted during 1997, 1996 and 1995 for which the exercise price equals the market price on the grant date was $5.0 million, $3.9 million and $900,000, respectively.

NOTE 11--STRATEGIC ALLIANCE AGREEMENT WITH CIRCUITPATH

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

NOTE 12--RELATED PARTY TRANSACTIONS

  An officer of the company from time to time advanced money to the Company to fund operations. In lieu of interest, the officer was issued two warrants. These warrants entitle the officer to purchase 11,765 and 11,110 shares of Class A Common Stock at an exercise price of $8.50 and $9.00 per share, respectively. Both warrants are exercisable immediately and expire in October 2001. The fair value of these warrants was amortized as interest expense during 1996. On April 22, 1997, the exercise prices of each of the above warrants were changed to $3.8125.

  On May 27, 1996, the Company issued two warrants to an officer under the terms of his 1996 Employment Agreement for consideration of $300. One warrant entitles the officer to purchase 15,000 shares of Class A Common Stock at an exercise price of $7.125 per share. This warrant became exercisable on October 17, 1996, the date the first half of the outstanding Class E Shares were converted to Class B Common Stock. The other warrant entitles the officer to purchase 15,000 shares of Class A Common Stock at a price of $7.125 per share. This warrant is exercisable when the remaining Class E Shares are converted to Class B Common Stock. The warrants terminate on January 1, 1999. On April 22, 1997, the exercise prices of each of the warrants to purchase 15,000 shares were changed to $5.8125 per share.

  Mr. Rizzone, the Company's Chairman of the Board, President and Chief Executive Officer is married to the Company's Director of Domestic Sales, who is separately compensated by the Company. In early 1997, the Company made an advance against future commissions to Ms. Rizzone of approximately $255,000, and an advance against future compensation to Mr. Rizzone of $100,000. Since the beginning of 1997, the Company has loaned Mr. Rizzone an additional $395,000. Such amounts were reflected by Mr. Rizzone's promissory note to the Company dated as of April 22, 1997 in the initial principal amount of $750,000. Interest on the note accrues at a rate of 6.23% per annum and is payable annually in arrears. The unpaid principal and any unpaid accrued interest shall be due and payable upon the earlier of (i) April 22, 2000 or
(ii) 180 days following the date Mr. Rizzone ceases to be employed by the Company. The loan is secured by a pledge of options granted to Mr. Rizzone for the purchase of 150,000 shares of Class A Common Stock, 6,667 shares of Class B Common Stock and 13,333 shares of Class E Common Stock. Under a separate letter agreement dated April 22, 1997 in the event Mr. Rizzone's employment at the Company terminated, $421,667 of the loan will be forgiven. Consequently, the Company has reserved $421,667 against the note receivable to reflect the current terms of the

                                NETVANTAGE, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

loan. Under Mr. Rizzone's amended Employment Agreement effective January 1, 1998, if his employment or his position as Chairman of the Board is terminated by either the Board of Directors or the Company's Stockholders for any reason or he terminates his employment due to certain defined events, then the remaining unpaid portion of the loan and accrued interest will be forgiven by the Company.

  In January 1996, the Company completed a private sale of 854,993 unregistered and previously unissued shares of its Class A Common Stock to two private investors for net proceeds of $5,000,000. One of the private investors then became and served as a member of the Company's Board of Directors from January 1996 until October 20, 1997. This private investor was also President of NextCom. In 1996 the Company had sales to NextCom of $1.5 million. There were no sales to NextCom in 1997 and 1995.

  In June 1996, NextCom advanced $500,000 to the Company. In lieu of interest expense, NextCom received an additional 5% discount on all Company purchases until the advance was paid off in October 1996. Additional discounts provided to NextCom by the Company during 1996 totaled $23,312. At December 31, 1996, amounts due to the Company from NextCom for purchases totaled $899,381 (10% of total accounts receivable). There were no sales in 1997 to NextCom nor were any amounts due to the Company at December 31, 1997.

  In July 1995, the Company completed a private sale of 165,000 shares of Class A Common Stock to Ungermann-Bass Networks, Inc. ("UB"), a customer of the Company. In accordance with the stock purchase agreement with UB, for the two year period following the date of the agreement, UB has the right to designate one candidate to the Board of Directors of the Company. On May 1, 1997, Newbridge Networks Corporation ("Newbridge"), the parent company of UB, designated Richard Tinsley as such candidate. On the same day, the Company's Board of Directors appointed Mr. Tinsley to fill a vacancy on the Board. Mr. Tinsley terminated his employment with an affiliate of Newbridge in August 1997. Sales to UB and Newbridge combined amounted to $2,330,710 (15% of total revenue) and $2,454,135 (9% of total revenue) for 1997 and 1996, respectively. Amounts due to the Company from UB and Newbridge were $66,240 (1% of total accounts receivable) and $345,600 (4% of total accounts receivable) at December 31, 1997 and 1996, respectively. There were no sales in 1995.

NOTE 13--EMPLOYEE BENEFIT PLAN

  In March 1996, the Company began providing an employee savings and retirement plan for its employees. The Plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limit. Further, the Plan provides for the Company to contribute an amount equal to 6% of the employee's first 25% of contributions. The Company's contributions to the Plan were $44,835 and $21,598, for 1997 and 1996, respectively.

NOTE 14--FOURTH QUARTER ADJUSTMENTS

  In the quarter ended December 31, 1997, the Company's charged operations approximately $5 million to reflect management's estimate of the current market value of the Company's inventory. The adjustment reflects the expected future decreases in sales of the Company's NV8500 and NV7500 series product lines due to the planned 1998 introduction of the Company's higher performance and lower per port priced NV9200 and NV8200 series products. In addition, the Company charged operations $280,766 for the remaining unamortized technology previously acquired from MultiMedia for which future net cash flows will not be able to recover this asset. (see Note 8).

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995


  In the quarter ended December 31, 1996 the Company recorded a $1 million adjustment to decrease the value of remaining inventory to reflect management's estimate of its current market value. The Company also recorded a $4,082,055 adjustment to record the non-cash charge to compensation expense for the October 1996 release of 541,062 shares of Class E Common Stock from escrow (see Note 9).

  In the quarter ended December 31, 1995 the Company recorded an adjustment to decrease its inventory of finished products in the amount of $400,660, which reflected management's estimate of the current market value for the units remaining in inventory. The adjustment, in management's opinion, reflected the competitive pressures on selling prices of similar products which occurred in the fourth quarter of 1995 and the first two months of 1996. In early 1996, the Company decided to halt further development of the Token Ring switch and focus the Company's resources on the Ethernet switching market. As a result, an adjustment was recorded in the fourth quarter of 1995 in the amount of $210,000 representing the carrying value of Token Ring inventory. The Company recorded a further adjustment, in the fourth quarter of 1995, of $150,426 for a chip that was made obsolete by an updated version of the device which operates at a higher speed.

NOTE 15--COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

  Effective January 1, 1998, the Company entered into an employment agreement with its key executive, which provides for a base annual salary of $250,000 plus benefits and bonus, 48 months of severance and forgiveness of the unpaid note receivable under certain circumstances (see Note 12) and a bonus of 3%-4% of the total consideration paid for the Company in the event of a "Reorganization" (as defined in the agreement).

  In addition, the Company has commitments with the remaining eight members of its executive team which provide for base salaries ranging from $70,000- $160,000 annually and additional compensation ranging between one to three times compensation, as defined, to be paid in the event the Company is ever sold above a certain per share price as defined in the agreement. The Company also has provided severance benefits for the above individuals ranging from three months to one year depending on the executive and the circumstances of the termination.

LEASE AGREEMENTS

  In May 1996 the Company signed a five-year lease for its principal offices. In November 1996 the Company signed a two-year lease for office space in Northern California. In December 1996 the Company signed a three-year lease for office space in Pennsylvania. In addition, the Company had entered into various equipment leases.

  A summary of non-cancelable future operating lease commitments at December 31, 1997 is as follows:

                                                   FACILITIES EQUIPMENT  TOTAL
                                                   ---------- --------- --------
     1998.........................................  $252,496   $64,382  $316,878
     1999.........................................   212,818     9,804   222,622
     2000.........................................   203,958     1,539   205,497
     2001.........................................   203,958             203,958
     2002.........................................    16,997              16,997
                                                    --------   -------  --------
                                                    $890,227   $75,725  $965,952
                                                    ========   =======  ========

  Total rent expense under non-cancelable operating lease obligations for the years ended December 31, 1997, 1996 and 1995 was $452,012, $271,064 and
$224,153, respectively.

                               NETVANTAGE, INC.

                       DECEMBER 31, 1997, 1996 AND 1995

PENDING CLAIMS AND LITIGATION

  The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after discussion with legal counsel, the ultimate resolution of such claims and actions is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 16--LOSS PER SHARE

  December 31, 1997, the Company adopted Statement 128, "Earnings Per Share". In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted, earnings per share have been replaced with diluted earnings per share which include potentially dilutive securities such as outstanding stock options. Prior periods have been restated to conform to Statement 128; however, as the Company had net losses per share for all reported periods, the basic loss per share will be no different than the primary loss per share previously presented for that period.

  Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted effect of outstanding stock options is to be reflected in diluted earnings per share by application of the treasury stock method.

  As the Company had a net loss for each of the three years ended December 31, 1997, all Class E shares and all outstanding stock options were excluded (see
Note 9 and 10) from the calculations of diluted loss per share, because the effect would have been antidilutive.

NOTE 17--SUBSEQUENT EVENTS

STOCKHOLDER RIGHTS PLAN

  On February 13, 1998, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Class A Common Stock outstanding at the at the close of business on March 6, 1998. In the event that a person or group acquires securities representing 15% or more of the aggregate voting power of the Company's stock without advance approval by the Board of Directors, each Right will entitle the holder, other than the aquirer, to buy Class A Common Stock with a market value of twice the exercise price (initially $35.00, subject to adjustment) for the Right's then current exercise price. In addition, if the Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the stockholders of the Company are not treated equally, stockholders with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Class A Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on February 13, 2008 if not redeemed earlier.

STOCK OPTION GRANTS

  On February 13, 1998 the Company's Board of Directors granted options to purchase a total of 373,000 shares of Class A Common stock to various employees, consultants and outside directors at an exercise price of $6.65625 per share. The Board also granted an option to purchase 17,331 shares under the 1992 Plan to an officer of the Company at an exercise price of $5.325 per share.

                                NETVANTAGE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                         BALANCE AT                                   BALANCE AT
                         BEGINNING    ADDITIONS CHARGED     AMOUNTS   THE END OF
DESCRIPTION              OF PERIOD  TO COSTS AND EXPENSES WRITTEN-OFF   PERIOD
-----------              ---------- --------------------- ----------- ----------
Year ended December 31,
 1997:
  Allowances for
   doubtful accounts....    $ 50              354              45       $  359
                            ====            =====             ===       ======
  Allowance for
   inventory valuation..     100            5,951              19        6,032
                            ====            =====             ===       ======
  Allowance for note
   receivable-related
   party................                      422                          422
                            ====            =====             ===       ======
Year ended December 31,
 1996:
  Allowances for
   doubtful accounts....       3               47                           50
                            ====            =====             ===       ======
  Allowance for
   inventory valuation..                      260             160          100
                            ====            =====             ===       ======
Year ended December 31,
 1995:
  Allowances for
   doubtful accounts....      12               (9)                           3
                            ====            =====             ===       ======
  Allowance for
   inventory valuation..    $                                           $
                            ====            =====             ===       ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  Pursuant to the General Instructions to Form 10-K the information required by Part III of Form 10-K is incorporated by reference from the Company's Proxy Statement which is expected to be filed with the Commission in connection with the 1998 Annual Meeting of Stockholders (the Proxy Statement).

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning Directors and Executive Officers of the Company will appear in the Company's Proxy Statement, under Proposal 1 "Election of Directors" and "Executive Compensation--Executive Officers" and "Executive Compensation--Compliance with Section 16(a) of the Securities Exchange Act of 1934." This portion of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning executive compensation will appear in the Company's Proxy Statement, under the caption "Executive Compensation", but excluding "Executive Compensation--Compensation Committee Report on Executive Compensation" and "Executive Compensation--Performance Graph", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information concerning the security ownership of certain beneficial owners and management will appear in the Company's Proxy Statement, under the caption Security Ownership, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

  Information concerning certain relationships and related transactions will appear in the Company's Proxy Statement, under "Executive Compensation-- Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

 (a)(1) Financial Statements:

                                                                           PAGE:
                                                                           -----
     Independent Auditors' Report--KPMG Peat Marwick LLP..................   17
     Independent Accountants' Report--Price Waterhouse LLP................   18
     Balance Sheets.......................................................   19
     Statements of Operations.............................................   20
     Statements of Stockholders' Equity...................................   21
     Statements of Cash Flows.............................................   22
     Notes to Financial Statements........................................   23

 (a)(2) Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

 (a)(3) Exhibits

 NUMBER                                  TITLE
 ------                                  -----
  3.1   Restated Certificate of Incorporation as filed with the Delaware
        Secretary of State on November 18, 1994(1)
  3.3   Amended and Restated Bylaws of NetVantage, Inc.(9)
  4.1   Rights Agreement, dated as of February 13, 1998, between NetVantage,
        Inc. and Continental Stock Transfer and Trust Company, as Rights Agent,
        which includes: as Exhibit A thereto, the Form of Certificate of
        Designation, Preferences and Rights of Series RP Preferred Stock of
        NetVantage, Inc.; as Exhibit B thereto, the Form of Right Certificate;
        and as Exhibit C thereto, the Summary of Rights to Purchase Series RP
        Preferred Stock(10)
  4.2   Form of Underwriters Unit Purchase Option(1)
  4.3   Form of Class A Common Stock Certificate(1)
  4.5   Form of Warrant Agreement (including forms of Class A and Class B
        Warrant certificates)(11)
 10.1   [Intentionally Blank]
 10.2   [Intentionally Blank]
 10.3   Loan and Security Agreement dated July 15, 1996, as amended, between
        Silicon Valley Bank and the Company, along with related Registration
        Rights Agreement, dated July 15, 1996, Warrant to Purchase Stock dated
        July 15, 1996 and Warrant to Purchase Stock dated August 16, 1996(5)
 10.4   Standard Office Lease-Gross dated April 10,1996, and Standard Office
        Lease-Gross dated May 1, 1996, as amended, between Silver Genesis, Inc.
        and the Company(5)
 10.5   [Intentionally Blank]
 10.6   [Intentionally Blank]
 10.7   [Intentionally Blank]
 10.8   Stock Purchase Agreement between the Company and Ungermann-Bass
        Networks, Inc. dated July 25, 1995(3)
 10.9   Stock Purchase Agreement between the Company and Mr. Seiji Uehara and
        Mr. Isao Okawa dated December 27, 1995(4)
 10.10  1996 Incentive Stock Plan(5)(6)
 10.11  [Intentionally Blank]
 10.12  1994 Incentive and Nonstatutory Stock Option Plan(6)(8)
 10.13  1992 Incentive and Nonstatutory Stock Option Plan(6)(8)
 10.14  401(k) Profit Sharing Plan(5)(6)
 10.15  Employment Agreement effective January 1, 1998, as amended, between the
        Company and Stephen R. Rizzone(6)
 10.16  [Intentionally Blank]
 10.17  1997 Equity Incentive Plan(6)(7)
 10.18  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 15,000 shares(6)(8)
 10.19  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 15,000 shares(6)(8)
 10.20  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 11,110 shares(6)(8)

 NUMBER                                  TITLE
 ------                                  -----
 10.21  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 11,765 shares(6)(8)
 10.22  Form of Indemnification Agreement(6)(8)
 11.1   Computation of pro forma loss per share for the year ended December 31,
        1994(1)
 23.1   Consent of KPMG Peat Marwick LLP
 23.2   Consent of Price Waterhouse LLP
 27     Financial Data Schedule-Electronic Format Only
 99.1   Press Release issued by the Corporation on February 13, 1998(10)

--------
 (1) Incorporated herein by reference to the corresponding exhibit to the Company's Registration Statement (the "Registration Statement") on Form SB-2, Registration Number 33-89266, dated April 26, 1995.
 (2) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995.
 (3) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated July 25, 1995.
 (4) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated January 11, 1996.
 (5) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-K for the year ended December 31, 1996.
 (6) Management contracts and compensatory plans, contracts and arrangements of the Company.
 (7) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q for the six month period ended June 30, 1997.
 (8) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q for the nine month period ended September 30, 1997.
 (9) Incorporated herein by reference to exhibit 3(ii) to the Company's Form 8-K dated February 17, 1998.
(10) Incorporated herein by, reference to the corresponding exhibit to the Company's Form 8-K dated February 17, 1998.
(11) Incorporated herein by reference to exhibit 4.1 to the Company's Registration Statement on SB-2, Registration Number 33-89266, dated April 26, 1995.

 (b) Reports on Form 8-K:

  In December 1997, the Company filed a Current Report on Form 8-K, dated December 15, 1997, related to the changing of independent public accountants.

  In February 1998, the Company filed a Current Report on Form 8-K dated February 17, 1998, related to the adoption of a Stockholder Rights Plan.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 14, 1998                      NetVantage, Inc.

                                                 /s/ Stephen R. Rizzone
                                          By: _________________________________
                                              STEPHEN R. RIZZONE, Chairman of
                                              the Board, President and Chief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITY AND ON THE DATES INDICATED

          SIGNATURE                        TITLE                   DATE
          ---------                        -----                   ----

 /s/ Stephen R. Rizzone        Chairman of the Board,         April 14, 1998
_____________________________   President and Chief
     STEPHEN R. RIZZONE         Executive Officer

   /s/ Thomas Iwanski          Vice President of Finance,     April 14, 1998
_____________________________   Secretary and Chief
       THOMAS IWANSKI           Financial Officer

/s/ Carlos A. Tomaszewski      Director                       April 14, 1998
_____________________________
    CARLOS A. TOMASZEWSKI

 /s/ Richard N. Tinsley        Director                       April 14, 1998
_____________________________
     RICHARD N. TINSLEY

   /s/ John E. Marman          Director                       April 14, 1998
_____________________________
       JOHN E. MARMAN

                                 EXHIBIT INDEX

 NUMBER                                  TITLE
 ------                                  -----
  3.1   Restated Certificate of Incorporation as filed with the Delaware
        Secretary of State on November 18, 1994(1)
  3.3   Amended and Restated Bylaws of NetVantage, Inc.(9)
  4.1   Rights Agreement, dated as February 13, 1998, between NetVantage, Inc.
        and Continental Stock Transfer and Trust Company, as Rights Agent,
        which includes: as Exhibit A thereto, the Form of Certificate of
        Designation, Preferences and Rights of Series RP Preferred Stock of
        NetVantage, Inc.; as Exhibit B thereto, the Form of Right Certificate;
        and as Exhibit C thereto, the Summary of Rights to Purchase Series RP
        Preferred Stock(9)
  4.2   Form of Underwriters Unit Purchase Option(1)
  4.3   Form of Class A Common Stock Certificate(1)
  4.5   Form of Warrant Agreement (including forms of Class A and Class B
        Warrant certificates)(11)
 10.1   [Intentionally Blank]
 10.2   [Intentionally Blank]
 10.3   Loan and Security Agreement dated July 15, 1996, as amended, between
        Silicon Valley Bank and the Company, along with related Registration
        Rights Agreement, dated July 15, 1996, Warrant to Purchase Stock dated
        July 15, 1996 and Warrant to Purchase Stock dated August 16, 1996(5)
 10.4   Standard Office Lease-Gross dated April 10,1996, and Standard Office
        Lease-Gross dated May 1, 1996, as amended, between Silver Genesis, Inc.
        and the Company(5)
 10.5   [Intentionally Blank]
 10.6   [Intentionally Blank]
 10.7   [Intentionally Blank]
 10.8   Stock Purchase Agreement between the Company and Ungermann-Bass
        Networks, Inc. dated July 25, 1995(3)
 10.9   Stock Purchase Agreement between the Company and Mr. Seiji Uehara and
        Mr. Isao Okawa dated December 27, 1995(4)
 10.10  1996 Incentive Stock Plan(5)(6)
 10.11  [Intentionally Blank]
 10.12  1994 Incentive and Nonstatutory Stock Option Plan(6)(8)
 10.13  1992 Incentive and Nonstatutory Stock Option Plan(6)(8)
 10.14  401(k) Profit Sharing Plan(5)(6)
 10.15  Employment Agreement effective January 1, 1998, as amended, between the
        Company and Stephen R. Rizzone(6)
 10.16  [Intentionally Blank]
 10.17  1997 Equity Incentive Plan(6)(7)
 10.18  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 15,000 shares(6)(8)
 10.19  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 15,000 shares(6)(8)
 10.20  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 11,110 shares(6)(8)

 NUMBER                                  TITLE
 ------                                  -----
 10.21  Amended and Restated Common Stock Purchase Warrant between Company and
        Stephen R. Rizzone for 11,765 shares(6)(8)
 10.22  Form of Indemnification Agreement(6)(8)
 11.1   Computation of pro forma loss per share for the year ended December 31,
        1994(1)
 23.1   Consent of KPMG Peat Marwick LLP
 23.2   Consent of Price Waterhouse LLP
 27     Financial Data Schedule-Electronic Format Only
 99.1   Press Release issued by the Corporation on February 13, 1998(10)

--------
 (1) Incorporated herein by reference to the corresponding exhibit to the Company's Registration Statement (the "Registration Statement") on Form SB-2, Registration Number 33-89266, dated April 26, 1995.
 (2) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995.
 (3) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated July 25, 1995.
 (4) Incorporated herein by reference to the corresponding exhibit to the Company's Form 8-K dated January 11, 1996.
 (5) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-K for the year ended December 31, 1996.
 (6) Management contracts and compensatory plans, contracts and arrangements of the Company.
 (7) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q for the six month period ended June 30, 1997.
 (8) Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q for the nine month period ended September 30, 1997.
 (9) Incorporated herein by reference to exhibit 3(ii) to the Company's Form 8-K dated February 17, 1998.
(10) Incorporated herein by, reference to the corresponding exhibit to the Company's Form 8-K dated February 17, 1998.
(11) Incorporated herein by reference to exhibit 4.1 to the Company's Registration Statement on SB-2, Registration Number 33-89266, dated April 26, 1995.