Form 10-K/A
period 1997-12-31
NETVANTAGE INC
filed 1998-04-30
CIK 934620

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 0-25992

                               ----------------

                               NETVANTAGE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       95-4324525
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
              OF INCORPORATION)                             IDENTIFICATION NO.)

             201 CONTINENTAL BLVD. SUITE 201, EL SEGUNDO, CA 90245
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                (310) 726-4130
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     NONE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    CLASS A COMMON STOCK, PAR VALUE $0.001

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The closing value of voting stock (estimated solely for the purposes of this cover page) held by non-affiliates of the Registrant as of April 3, 1998 was $86,242,140. Included in this estimated amount are $84,664,835 for Class A Common Stock, $1,577,306 for Class B Common Stock and no value was assigned to the Class E Common Stock as performance criteria have not been met in order for these shares to be released from escrow.

  The number of shares outstanding of each of the Registrant's classes of Common Stock as of April 3, 1998: 10,147,753 shares of Class A Common Stock, 245,535 shares of Class B Common Stock, and 540,995 shares of Class E Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LIST OF ITEMS AMENDED

                                   PART III

 ITEM                                                                       PAGE
 ----                                                                       ----
 10.  Directors and Executive Officers of the Registrant..................    3
 11.  Executive Compensation..............................................    5
 12.  Security Ownership of Certain Beneficial Owners and Management......   12
 13.  Certain Relationships and Related Transactions......................   13

                               TEXT OF AMENDMENT

  Each of the above-listed Items is hereby amended by deleting the Item in its entirety appearing in the Annual Report on Form 10-K of NetVantage, Inc. (the "Company") filed with the Securities and Exchange Commission on April 15, 1998, and replacing each such Item with the corresponding Item that appears in this Amendment No. 1 to Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the names, ages and titles of the current directors and executive officers of the Company.

          NAME           AGE                             POSITION
          ----           ---                             --------
Stephen R. Rizzone......  49 Chairman of the Board, President and Chief Executive Officer**
George M. Pontiakos.....  39 Senior Vice President of Product Development
Dana R. Nelson..........  49 Senior Vice President of Sales
Thomas G. Iwanski.......  40 Vice President of Finance, Chief Financial Officer and Secretary
Daniel K. Sullivan......  37 Vice President of Operations
Hava V. Zernik..........  36 Vice President of Marketing
Sharam Hakimi...........  37 Vice President and Chief Technical Officer
Carlos A. Tomaszewski...  67 Director*
Richard N. Tinsley......  33 Director**
John E. Marman..........  56 Director*

--------
 * Member of Audit and Compensation Committees

** Member of Mergers and Acquisitions Committee

  Stephen R. Rizzone joined the Company and was elected President, Chief Operating Officer and a director in December 1995. He became the Chairman of the Board and Chief Executive Officer in March 1996 and served as the acting Chief Financial Officer from January 1997 until June 1997. From February 1995 to October 1995, he was Senior Vice President, World Wide Field Operations of Retix, Inc. ("Retix") a publicly traded company involved in the manufacture and sale of multiprototcol router, Ethernet switches, remote and local bridges, ISDN access devices and fiber transport products. From April 1990 until February 1995, he was Senior Vice President, Field Operations of MAKE Systems, Inc., a software developer of computer aided network design and simulation products for the LAN/WAN communications industry. Under his employment agreement with the Company, Mr. Rizzone is entitled to retain the position of Chairman of the Board during the term of such agreement, unless such employment agreement is earlier terminated in accordance with its provisions. See "Executive Compensation--Employment and Severance Agreements and Change in Control Agreements" below.

  George M. Pontiakos joined the Company in July 1996 as Vice President of Operations, and became Senior Vice President of Product Development in February 1997. Prior to joining the Company, Mr. Pontiakos was Vice President/General Manager of Wavetek Corporation, a designer, manufacturer and distributor of electronic test equipment, from January 1995 to July 1996, and LAN Business Unit Director for Ascom Timeplex, Inc. ("Ascom Timeplex"), a manufacturer of multiprotocol switching router and WAN bandwidth managers, from August 1988 to January 1995. He has also held senior management positions at Rowe International and ITT Avionics. In addition, in 1992 Mr. Pontiakos served on AT&T's Policy Board for the ISO Business Unit.

  Dana R. Nelson joined the Company in June 1997 as Senior Vice President of Sales. Mr. Nelson served as Vice President, Worldwide Sales and Marketing for Digi International, Inc., a manufacturer of adapter cards and communication devices, from May 1995 to June 1997. From June 1992 to February 1995, he was Vice President, Worldwide Sales at Ascom Timeplex, which he had originally joined in December 1983.

  Thomas G. Iwanski joined the Company in June 1997 as Vice President of Finance, Chief Financial Officer and Secretary. Mr. Iwanski served as Vice President of Finance, Chief Financial Officer and Assistant Corporate Secretary from July 1994 until January 1997, and as a director from July 1994 until April 1997, of Computer Marketplace, Inc., a publicly traded computer hardware broker and system integrator. From August 1991 to April

1994, he was Corporate Controller at Wahlco Environmental Systems, Inc. a manufacturer of air pollution control systems. Mr. Iwanski was also a senior manager, with approximately ten years of public accounting experience, with KPMG Peat Marwick.

  Daniel K. Sullivan has served as Vice President of Operations of the Company since June 1997. Mr. Sullivan previously held the position of Director of Operations from December 1996 to May 1997, after joining the Company in June 1996 as Operations Manager. From October 1995 to June 1996, he served as Operations Manager at 20th Century Fox. Mr. Sullivan also held management positions in the production and inventory departments at Retix from March 1989 to October 1995.

  Hava V. Zernik joined the Company in September 1996 as Vice President of Marketing. From November 1994 to August 1996, Ms. Zernik was Assistant Vice President of Marketing for Ascom Timeplex. From January 1994 to November 1994, she served as Product Manager of Switching and ATM for Retix. From April 1992 to January 1994, Ms. Zernik was Manager of Marketing Communications for Tekelec, a manufacturer of LAN and WAN protocol analyzers and SS7 switching systems.

  Sharam Hakimi joined the Company in May 1997 as Vice President and Chief Technical Officer. Mr. Hakimi previously held the position of Director of Engineering at Ungerman-Bass Networks, Inc. ("UB") from February 1994 to May 1997. UB is a manufacturer of hub-based network products, where Mr. Hakimi was responsible for the development of Ethernet, Token Ring and FDDI switching products. From August 1992 to February 1994, Mr. Hakimi served as Principal Network Architect at UB.

  Carlos A. Tomaszewski was Chairman of the Board of the Company from its inception in March 1991 until October 1994 and has continued to serve as a director since October 1994. From 1985 to May 1991, he served as Chairman of the Board and a Principal Systems Architect of Retix, a publicly traded company engaged in the manufacturing of internetworking devices.

  Richard N. Tinsley has served on the Board of Directors of the Company since May 1997. Since January 1998, Mr. Tinsley has been Chief Executive Officer and Director of Turnstone Systems, Inc., a networking equipment start-up which he founded. From June 1995 through August 1997, Mr. Tinsley served as Vice President and General Manager of the Video, Voice, Image and Data ("VIVID") business unit at Newbridge Networks Corporations ("Newbridge"), the parent company of UB. Under a 1995 stock agreement with the Company, UB had the right until July 1997 to designate one candidate to the Board of Directors of the Company and, on May 1, 1997, it designated Mr. Tinsley as such director. Mr. Tinsley joined Newbridge in September 1993 as Director of Marketing and in February 1994 became Assistant Vice President of Product Management. Prior to joining Newbridge, Mr. Tinsley served as Director of Marketing at Transwitch Corporation, a supplier of high-speed semiconductor solutions for broadband telecommunications and data communications applications, from June 1992 to July 1993. Prior to joining Transwitch Corporation, he was Business Development Manager at Texas Instruments from January 1989 through May 1992. He was also a director of Kaspia Systems, a manufacturer of network monitoring software, until August 1997.

  John E. Marman has served on the Board of Directors since June 1997. Since June 1990, Mr. Marman has been the principal owner and President of JEM Associates, an independent consulting firm which provides marketing and management assistance to emerging high-technology companies. From January 1992 to April 1993, Mr. Marman also served as Vice President of Marketing for Gain Technology, Inc., a developer and distributor of an object-based multimedia application development system for the Unix environment, which was acquired by the Sybase Corporation in October 1992. From November 1985 to June 1990, he was Senior Vice President of Sales, Marketing and Services for 3Com Corporation, a publicly traded company which distributes local area networks and network access systems.

  Directors are elected to serve until the next annual meeting of stockholders and their successors have been elected and qualified. One director elected at the last annual meeting of stockholders resigned. Mr. Seiji Uehara resigned as a director in October 1997. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or executive officers of the Company.

SIGNIFICANT EMPLOYEES

  Robert Baumert has served as one of the Company's Lead ASIC design Engineers since February 1996 to present. From September 1988 to January 1997, Mr. Baumert served as Design Engineer designing Local Area Network Circuits for AT&T.

  Ahmad Esmaeili joined the Company in September 1996, as Director of Engineering. Prior to this, Mr. Esmaeili was a Senior Staff Engineer at Bay Networks from May 1994 until August 1996. Mr. Esmaeili also worked at Network Equipment Technologies as Senior Engineer from 1989 to April 1994.

  Ihab Jaser joined the Company in September 1996, as Architect. Prior to this, Mr. Jaser was a Staff Hardware Engineer at Whittaker Communications from June 1994 to August 1996. Mr. Jaser also worked at Network Equipment Technologies as Senior Hardware Engineer from January 1990 to May 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock timely file initial reports of ownership of the Company's Common Stock and other equity securities and reports of changes in such ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Based solely upon a review of such insider reports, the Company believes that all required reports have been timely filed, except (i) Seiji Uehara, a former director, was late filing a Form 4 for 1997 (showing one transaction) and (ii) Daniel Sullivan was late in amending a Form 3 (showing 461 shares of Class A Common Stock directly owned by him at the time he became an executive officer). These individuals have made their respective filings.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following table sets forth information concerning the compensation paid to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") serving at December 31, 1997, for services rendered in all capacities to the Company.

                          SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                 COMPENSATION
                                 ANNUAL COMPENSATION(1)             AWARDS
                           -----------------------------------   ------------
                                                  OTHER ANNUAL    SECURITIES
    NAME AND PRINCIPAL           SALARY   BONUS   COMPENSATION    UNDERLYING
         POSITION          YEAR   ($)      ($)       ($)(2)      OPTIONS (#)
    ------------------     ---- -------- -------- ------------   ------------
Stephen R. Rizzone(3)..... 1997 $213,021 $150,000   $38,755(4)     650,000(5)
 Chairman of the Board,    1996  147,115              1,798         70,000(5)
  President and            1995                                     60,000(5)
 Chief Executive Officer
George M. Pontiakos(6).... 1997  153,384   10,000    13,512(7)     115,000(8)
 Senior of Vice President  1996   59,538   55,000       291         60,000(8)
  of Product Development
Dana R. Nelson(9)......... 1997   81,655   65,000                   85,000(9)
 Senior Vice President of
  Sales
Daniel K. Sullivan(10).... 1997  102,596    1,000     1,221         27,000(11)
 Vice President of         1996   34,586    2,000                    9,000(11)
  Operations
Hava V. Zernik(12)........ 1997  117,212    5,750     5,827(13)     49,000(14)
 Vice President of         1996   28,750                398         35,000(14)
  Marketing

--------
 (1) Excludes perquisites and other personal benefits paid to each Named Executive Officer, as such amounts were less than the lesser of (i) $50,000 or (ii) 10% of the Named Executive Officer's total reported salary and bonus.

 (2) Amounts reflect the Company's contributions to the NetVantage 401(k) Plan on behalf of the Named Executive Officer and, in the case of Mr. Rizzone, also includes an amount accrued as additional compensation, see Note 4 below, and in the case of Mr. Pontiakos and Ms. Zernik, also includes amounts received as a result of the exercise of stock options, see Notes 7 and 13 below, respectively.

 (3) Although employment commenced in November 1995, Mr. Rizzone waived his right to receive salary until January 1, 1996. Mr. Rizzone's spouse is also employed by the Company as Director of Domestic Sales. Mrs. Rizzone earned $102,885 in salary, and $80,471 in commissions in 1997. In 1996 Mrs. Rizzone earned $75,385 in salary, $432,115 in commissions and $2,000 in bonus. A Company contribution of $2,180 in 1997 and $971 in 1996 to the NetVantage 401(k) Plan was made on her behalf. Mrs. Rizzone commenced employment on June 5, 1995 and earned $39,039 in salary and $3,927 in commissions during 1995. See also "Certain Relationships and Related Transactions."

 (4) Includes an amount of $36,938 which was accrued by the Company in 1997 related to additional compensation to be paid under a letter agreement dated April 22, 1997. See also "Certain Relationships and Related Transactions."

 (5) The 1997 amount includes re-priced options to purchase 110,000 shares of Class A Common Stock, 13,333 shares of Class B Common Stock and 6,667 shares of Class E Common Stock, granted on April 22, 1997. In connection with the grant of the re-priced options, all options granted to Mr. Rizzone in 1995 and 1996 were canceled. Amounts do not include (i) two warrants, each to purchase 15,000 shares of Class A Common Stock at an exercise price of $7.125 per share granted to Mr. Rizzone in 1996 in connection with his then employment agreement; (ii) a warrant to purchase 11,765 shares of Class A Common Stock at an exercise price of $8.50 per share granted to Mr. Rizzone in 1996 in lieu of interest on a short-term loan to the Company; (iii) a warrant to purchase 11,110 shares of Class A Common Stock at an exercise price of $9.00 per share granted to Mr. Rizzone in 1996 in lieu of interest on a short-term loan to the Company; and (iv) options to purchase 32,500 shares of Class A Common Stock under the Company's 1996 Incentive and Nonstatutory Stock Option Plan (the "1996 Plan") and 7,500 shares of Class A Common Stock under the Company's 1994 Incentive and Nonstatutory Stock Option Plan (the "1994 Plan") granted to Mrs. Rizzone. See also "Certain Relationships and Related Transactions." On April 22, 1997, the exercise prices of the options and warrants listed in (i) and (iv) above (except for an option for 7,500 shares granted to Mrs. Rizzone which had an exercise price of $3.9375 per share) were changed to $5.8125 per share and the warrants listed in (ii) and (iii) above were changed to $3.8125 per share.

 (6) Employment commenced on July 1, 1996.

 (7) Includes compensation on exercise of stock options of $11,469.

 (8) The 1997 amount includes re-priced options to purchase 60,000 shares of Class A Common Stock granted on April 22, 1997. In connection with the grant of the re-priced options, all options granted to Mr. Pontiakos in 1996 were canceled. See also Notes 6 through 11 in the following table of Option Grants In Last Fiscal Year.

 (9) Employment commenced on June 23, 1997. See also Note 12 in the following table of Option Grants In Last Fiscal Year.

(10) Employment commenced on June 27, 1996.

(11) The 1997 amount includes re-priced options to purchase 9,000 shares of Class A Common Stock granted on April 22, 1997. In connection with the grant of the re-priced options, all options granted to Mr. Sullivan in 1996 were canceled.

(12) Employment commenced on September 23, 1996.

(13) Includes compensation on exercise of stock options of $4,875.

(14) The 1997 amount includes re-priced options to purchase 35,000 shares of Class A Common Stock granted on April 22, 1997. In connection with the grant of the re-priced options, all options granted to Ms. Zernik in 1996 were canceled.

STOCK OPTION GRANTS DURING 1997

  The following table sets forth specified information concerning grants of options to purchase Class A, Class B and Class E Common Stock of the Company made during 1997 to each of the Named Executive Officers. The Company granted no stock appreciation rights to the Named Executive Officers in 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL
                                                                           REALIZABLE VALUE
                                                                              AT ASSUMED
                                                                           ANNUAL RATES OF
                                                                             STOCK PRICE
                                                                           APPRECIATION FOR
                                                                           OPTION TERM (19)
                                         INDIVIDUAL GRANTS                       (20)
                         ------------------------------------------------- ----------------
                           NUMBER OF    %OF TOTAL
                          SECURITIES     OPTIONS
                          UNDERLYING    GRANTED TO  EXERCISE OR
                            OPTIONS    EMPLOYEES IN BASE PRICE  EXPIRATION
NAME                     GRANTED(#)(2) FISCAL YEAR    ($/SH)    DATE (21)  5% ($)  10% ($)
----                     ------------- ------------ ----------- ---------- ------- --------
Stephen R. Rizzone(1)
  1992 Plan(3)(5).......     20,000        0.84%      $4.6500    11/29/01  $62,786 $112,944
  1992 Plan(5)..........    127,900        5.38%       4.6500     4/22/03  401,517  722,277
  1994 Plan(4)(5).......     40,000        1.68%       5.8125    11/29/01   79,072  179,388
  1994 Plan(4)(5).......     70,000        2.94%       5.8125     5/24/02  138,376  313,929
  1994 Plan(5)..........    119,500        5.03%       5.8125     4/22/03  236,228  535,921
  1996 Plan(5)..........    139,000        5.85%       5.8125     4/22/03  274,776  623,373
  1997 Plan(5)..........    133,600        5.62%       7.3750     5/01/03  335,096  760,219
George M. Pontiakos
  1996 Plan(6)..........     31,250        1.31%       5.8125     7/25/02   61,775  147,147
  1996 Plan(7)..........      3,125        0.13%       5.8125     9/19/02    6,178   14,015
  1996 Plan(8)..........      3,125        0.13%       5.8125    11/21/02    6,178   14,015
  1996 Plan(9)..........     22,500        0.95%       5.8125     1/30/03   44,478  100,906
  1996 Plan(11).........     45,000        1.89%       6.8750    12/18/03  104,525  237,132
  1997 Plan(10).........      5,000        0.21%       7.3125     7/29/03   12,435   28,210
  1997 Plan(10).........      5,000        0.21%       6.8750    12/18/03   11,691   26,522
Dana R. Nelson
  1997 Plan(12).........     42,500        1.79%       7.8750     6/23/03  113,826  258,232
  1997 Plan(12).........     42,500        1.79%       6.8750    12/18/03   99,372  225,440
Daniel K. Sullivan
  1996 Plan(13).........      5,000        0.21%       5.8125     7/25/02    9,884   22,423
  1996 Plan(13).........      4,000        0.17%       5.8125     9/19/02    7,907   17,939
  1996 Plan(14).........      8,000        0.34%       5.8125     1/30/03   15,814   35,878
  1997 Plan(15).........     10,000        0.42%       7.3125     7/29/03   24,869   56,420
Hava V. Zernik
  1996 Plan(17).........      4,000        0.17%       5.8125     1/30/03    7,907   17,939
  1996 Plan(16).........     35,000        1.47%       5.8125     9/24/02   69,188  156,964
  1997 Plan(18).........     10,000        0.42%       7.3125     7/29/03   24,869   56,420

--------
(1) Amounts do not include certain warrants granted to Mr. Rizzone and options granted to Mrs. Rizzone. See Note 5 to Summary Compensation Table and "Certain Relationships and Related Transactions."

(2) Options granted under the Company's 1992 Incentive and Nonstatutory Stock Option Plan (the "1992 Plan") are exercisable two-thirds for Class B Common Stock and one-third for Class E Common Stock of the Company. Options granted under the 1994 Plan, the 1996 Plan and the Company's Equity Incentive Plan (the "1997 Plan") are exercisable for Class A Common Stock of the Company.

 (3) Option for 20,000 shares of Class B Common Stock and Class E Common Stock granted in 1995, was canceled as of April 22, 1997, in exchange for a new option with similar terms, other than new exercise price and immediate exercisability.

 (4) Options for 40,000 shares granted in 1995, and 70,000 shares granted in 1996, of Class A Common Stock, were canceled as of April 22, 1997, in exchange for new options with similar terms, other than new exercise price and immediate exercisability.

 (5) Options are exercisable immediately and are subject to earlier termination in the event the employee is no longer employed by the Company. See also "Employment and Severance Agreements and Change in Control Agreements."

 (6) Original option for 50,000 shares granted in 1996 was canceled in exchange for a re-priced option on April 22, 1997. In November 1997, 5,000 shares were exercised and sold. On December 18, 1997, a portion of the re-priced option covering 18,750 shares was canceled in exchange for a new option for 18,750 shares which was immediately exercisable with an expiration date of December 18, 2003. Of the remaining portion of the re-priced option, 7,500 shares were fully vested and the balance is exercisable in 6,250 share increments on each of July 25, 1998, 1999 and 2000.

 (7) Original option for 5,000 shares granted in 1996 was canceled in exchange for a re-priced option on April 22, 1997. On December 18, 1997, a portion of the re-priced option covering 1,875 shares was canceled in exchange for a new option for 1,875 shares which was immediately exercisable with an expiration date of December 18, 2003. Of the remaining portion of the re-priced option, 1,250 shares were fully vested and the balance is exercisable in 625 share increments on each of September 19, 1998, 1999 and 2000.

 (8) Original option for 5,000 shares granted in 1996 was canceled in exchange for a re-priced option on April 22, 1997. On December 18, 1997, a portion of the re-priced option covering 1,875 shares was canceled in exchange for a new option for 1,875 shares which was immediately exercisable with an expiration date of December 18, 2003. Of the remaining portion of the re-priced option, 1,250 shares were fully vested and the balance is exercisable in 625 share increments on each of October 21, 1998, 1999 and 2000.

 (9) Original option for 45,000 shares granted in 1997 was canceled in exchange for a re-priced option on April 22, 1997. On December 18, 1997, a portion of the re-priced option covering 22,500 shares was canceled in exchange for a new option for 22,500 shares which was immediately exercisable with an expiration date of December 18, 2003. The remaining portion of the re-priced option is exercisable in 25% increments annually commencing on January 30, 1998.

(10) Original option for 10,000 shares was granted in 1997. On December 18, 1997, a portion of the option covering 5,000 shares was canceled in exchange for a new option for 5,000 shares which was immediately exercisable with an expiration date of December 18, 2003. The remaining portion of the original grant is exercisable in 25% increments annually commencing July 29, 1998.

(11) Consists of new options granted on December 18, 1997, such new options were immediately exercisable. See Notes 6, 7, 8 and 9 above.

(12) Original option for 85,000 shares of Class A Common Stock was granted in June 1997. On December 18, 1997, a portion of the option covering 42,500 shares was canceled in exchange for a new option which was immediately exercisable with an expiration date of December 18, 2003. The remaining portion of the original grant is exercisable in 25% increments annually commencing on June 23, 1998.

(13) Options for 5,000 shares and 4,000 shares of Class A Common Stock granted in 1996, were canceled in exchange for re-priced options on April 22, 1997. Options are exercisable in 25% increments annually commencing on July 25, 1997 and September 19, 1997, respectively.

(14) Option for 8,000 shares of Class A Common Stock granted in 1997, was canceled in exchange for a re-priced option on April 22, 1997. Option is exercisable in 25% increments annually commencing on January 30, 1998.

(15) Option for 10,000 shares of Class A Common Stock exercisable in 25% increments annually commencing on July 29, 1998.

(16) Option for 35,000 shares of Class A Common Stock granted in 1996, was canceled in exchange for a re-priced option on April 22, 1997. Option is exercisable in 25% increments annually commencing on September 24, 1997.

(17) Option for 4,000 shares of Class A Common Stock granted in 1997, was canceled in exchange for a re-priced option on April 22, 1997. Option is exercisable in 25% increments annually commencing on January 30, 1998.

(18) Option for 10,000 shares of Class A Common Stock exercisable in 25% increments annually commencing on July 29, 1998.

(19) The market price for options to purchase Class A Common Stock was set at the average of the high and low sales prices of the Class A Common Stock on the applicable date as reported by Nasdaq. Due to certain restrictions on the transferability of the underlying shares, the market price for options to purchase Class B and Class E Common Stock was set at 80% of the average of the high and low sales prices of the Class A Common Stock on the applicable date as reported by Nasdaq.

(20) Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future market price of the Common Stock. Actual gains, if any, on stock option exercises are dependent, among other things, on the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period.

(21) Options are subject to earlier termination in the event employee is no longer employed by the Company.

OPTION EXERCISES AND VALUES IN 1997

  The following table summarizes options exercises during 1997, and the number of all options and the value of all in-the-money options held at the end of 1997, by each of the Named Executive Officers.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                             NUMBER OF SECURITIES
                          SHARES            UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                         ACQUIRED           OPTIONS AT FISCAL YEAR-   IN-THE-MONEY OPTIONS AT
                            ON     VALUE          END (#)(2)          FISCAL YEAR-END ($)(3)
                         EXERCISE REALIZED ------------------------- -------------------------
NAME                      (#)(2)    ($)    EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     -------- -------- ----------- ------------- ----------- -------------
Stephen R. Rizzone(1)
 1992 Plan..............                     147,900                    51,765
 1994 Plan..............                     229,500                   100,406
 1996 Plan..............                     139,000                    60,813
 1997 Plan..............                     133,600
George M. Pontiakos
 1996 Plan..............  5,000    11,469     55,000      45,000         4,504      19,687
 1997 Plan..............                       5,000       5,000
Dana R. Nelson
 1997 Plan..............                      42,500      42,500
Daniel K. Sullivan
 1996 Plan..............                       2,250      14,750           985       6,454
 1997 Plan..............                                  10,000
Hava V. Zernik
 1996 Plan..............  3,000     4,875      5,750      30,250         2,516      13,234
 1997 Plan..............                                  10,000

--------
(1) Amounts do not include certain warrants to purchase Class A Common Stock granted to Mr. Rizzone or options granted to Mrs. Rizzone. See Note 5 to Summary Compensation Table and "Certain Relationships and Related Transactions."

(2) Options granted under the 1992 Plan are exercisable two-thirds for Class B Common Stock and one-third for Class E Common Stock of the Company. Options granted under the 1994 Plan, the 1996 Plan and the 1997 Plan are exercisable for Class A Common Stock of the Company.

(3) Valuation based on the difference between the option exercise price and the market value of the Company's Common Stock on December 31, 1997. The market price for options to purchase Class A Common Stock was set at the average of the high and low sales prices of the Class A Common Stock on that date ($6.25 per share) as reported by Nasdaq. Due to certain restrictions on transferability of the underlying shares, the market price for options to purchase Class B and Class E Common Stock was set at 80% ($5.00 per share) of the average of the high and low sales prices of the Class A Common Stock on that date as reported by Nasdaq.

EMPLOYMENT AND SEVERANCE AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

  The Company has an employment agreement with Stephen Rizzone effective as of January 1, 1998, as amended, providing for his employment as Chairman of the Board, President and Chief Executive Officer through December 31, 2002 (with annual one year automatic extensions, unless the agreement is otherwise terminated), at an initial base salary of $250,000 per year commencing January 1, 1998, and certain other incentive compensation, subject to review annually by the Board. In addition to the base salary, Mr. Rizzone has the opportunity to earn an additional $125,000 (as adjusted) based on performance against the Company's revenue and profitability goals. Fifty percent of the bonus will be earned against the "top line" revenue number for the year and fifty percent will be earned against the "bottom line" pre-tax profit during 1998. In both cases, bonuses start to accrue once fifty percent of the respective 1998 goal is achieved, with each percentage point attained earning two percentage points of bonus base. If these goals are exceeded, the bonus will continue to pay out at the same two percent earned for each one percent attained until one hundred and fifty percent of each goal is achieved. The agreement also provides for the use of a leased automobile with the Company paying all upkeep, maintenance and insurance. Mr. Rizzone has the option to purchase the automobile at 40% of its then wholesale value in certain events, and if he exercises this option he is then entitled to receive a $2,000 per month automobile allowance through the Termination Benefit Period (as defined in the agreement). The agreement may be terminated by either party with or without cause on 30 days written notice. In the event the Company terminates Mr. Rizzone's employment, either with or without cause at any time, for any reason, or Mr. Rizzone terminates his employment due to (i) a change in duties, title or responsibility of his position, (ii) a removal from or non-election to the Board or from the position of Chairman of the Board, (iii) a change affecting Mr. Rizzone's position in organizational structure of the Company, (iv) a reduction in compensation, (v) an increase in travel required to the principal offices of the Company greater than fifty miles or (vi) an acquisition or merger of the Company, Mr. Rizzone will be entitled to certain termination benefits. Such benefits will include the following: (a) his salary and benefits will continue for a period of forty-eight months from the date of termination, (b) any outstanding loans, plus any accrued interest, granted to him, shall be forgiven by the Company and the Company will release any liens that may have been placed on his stock options or any other personal or real property, (c) payment will be made for accrued and unused vacation time vested as of the date of termination, and (d) the cash bonus discussed below will be paid, effective for 48 months after termination. Stock options granted to Mr. Rizzone are to be exercisable for a two year period in the event of his voluntary termination, for any of the reasons specified above, or if applicable until the end of the Termination Benefit Period. In the event of a "Reorganization" (as defined in the agreement), Mr. Rizzone is entitled to a cash bonus based on the total consideration to be paid in the Reorganization (assuming the full achievement of any performance criteria) divided by the number of shares of Class A Common Stock outstanding at the time of the Reorganization, such that if the resulting price per share is $14.99 or less, he will receive a bonus equal to 3% of the total consideration and if the resulting price per share is greater than $15 or more, the bonus will equal 4% of the total consideration. He is also entitled to receive the Reorganization bonus up to 12 months after his voluntary resignation for any of the reasons specified above. The Company will reimburse and gross-up any extraordinary tax assessments or tax penalties that may be applied by the IRS or any other tax authority on the Reorganization cash bonus and stock option exercise at the time of Reorganization and the severance and other bonus payments under the agreement. The foregoing description is qualified in its entirety by the full text of the employment agreement which was filed as exhibit no. 10.15 in the initial filing of the Company's Form 10-K filed on April 15, 1998.

  In December 1997, the Board of Directors adopted the NetVantage, Inc. Management Incentive Compensation Plan (the "Plan") to provide selected officers and senior management of the Company with certain incentive compensation in the event of a change of control (as defined in the Plan) of the Company. The

Plan has two classes of participants, Tier 1 and Tier 2 participants. Tier 1 participants in the Plan include George Pontiakos, Dana Nelson, Daniel Sullivan and Hava Zernik. Under the Plan, each of the above individuals is entitled to receive an incentive bonus award equal to (i) 200% of that individual's salary and bonus for the year prior to the change in control, if the price of the Company's Class A Common Stock (as determined by the Plan) immediately prior to the change of control is at least $10.00 but less than $15.00 per share, or (ii) 300% of that individual's salary and bonus for the year prior to the change in control, if the price is at least $15.00 per share. No award is payable if the price is less than $10.00 per share. If an award is payable, it is payable one-half after the change of control is approved by the Company's Board of Directors and stockholders (provided the participant is an employee of the Company in good standing at the time of the change in control) and one-half on the earlier of the first anniversary of the change of control or the termination of the participant's employment for any reason other than cause (provided that a voluntary resignation by the participant will forfeit the remaining payment). In connection with the Plan, each of the above individuals also entered into a change of control agreement with the Company, which provides for an additional lump sum severance payment equal to the individual's base salary (excluding bonus), if the individual's employment with the Company is terminated by the Company without cause (as defined in the agreement) within one year of a change of control.

DIRECTOR COMPENSATION

  Effective July 1, 1997 the Company began paying each director, who is not an employee of the Company, an annual fee of $6,000 plus an additional annual fee of $1,500 for each committee on which such director served. Directors are also reimbursed for their reasonable expenses in attending Board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

  In June 1997, Carlos A. Tomaszewski and John E. Marman were each granted non-statutory options to purchase 20,000 shares of Class A Common Stock, at an exercise price of $7.875 per share. Such options become exercisable on the earlier of June 4, 1998 or a reorganization of the Company and expire on June 4, 2003. In July 1997 Richard N. Tinsley was granted non-statutory options to purchase 20,000 shares of Class A Common Stock, at an exercise price $7.3125 per share. Such options become exercisable on the earlier of July 29, 1998 or a reorganization of the Company and expire on July 29, 2003. All options are subject to early termination in the event that the option holder ceases to be a director. The exercise price of the options was the fair market value of the Class A Common Stock at the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Carlos Tomaszewski and John Marman are the only members of the Company's Compensation Committee, and neither has been an officer or employee of the Company, except Mr. Tomaszewski who served as Chairman of the Board from 1991 to 1994. During 1997, no executive officer of the Company served on the board of directors or compensation committee of another company that had an executive officer serve on the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding ownership of shares of Common Stock as of April 29, 1998 for (i) each director of the Company, (ii) each individual named in the "Summary Compensation Table" above,
(iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable. Each outstanding share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock or Class E Common Stock is entitled to five votes.

                                                                      PERCENTAGE
                                              NUMBER OF    PERCENTAGE OF VOTING
NAME OF BENEFICIAL OWNER                       SHARES       OF CLASS    POWER
------------------------                      ---------    ---------- ----------
Stephen R. Rizzone..........................    722,631(1)    6.20%      8.95%
 201 Continental Boulevard, Suite 201
 El Segundo, California 90245-4427
George M. Pontiakos.........................     65,625(2)      *          *
Dana R. Nelson..............................     53,125(3)      *          *
Daniel K. Sullivan..........................      4,711(4)      *          *
Hava V. Zernik..............................      6,750(5)      *          *
Carlos A. Tomaszewski.......................    167,658(6)    1.53%      4.43%
John E. Marman..............................     21,000(7)      *          *
Richard N. Tinsley..........................      1,000         *          *
All directors and executive officers as a
 group (10 persons)(1)(2)(3)(4)(5)(6)(7)(8).  1,086,500       9.15%     14.07%
Seiji Uehara................................    854,993(9)    7.82%      6.07%
 Telecom Device K.K.--4F Miyanaga Bldg.
 1-5-12 Motoakasaka Minato-Ku, Tokyo 107
  Japan

--------
 * Holds less than 1%.

(1) Represents 1,300 shares of Class A Common Stock, and 556,100 shares of Class A Common Stock, 110,154 shares of Class B Common Stock and 55,077 shares of Class E Common Stock which such person or his spouse has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options and warrants.

(2) Represents 65,625 shares of Class A Common Stock which such person has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(3) Represents 53,125 shares of Class A Common Stock which such person has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(4) Represents 461 shares of Class A Common Stock, and 4,250 shares of Class A Common Stock which such person has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(5) Represents 6,750 shares of Class A Common Stock which such person has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(6) Represents 33,258 shares of Class A Common Stock, 57,200 shares of Class B Common Stock and 57,200 shares of Class E Common Stock, most of which are held by Microprocessor Associates, which is 90% owned by Mr. Tomaszewski, and 20,000 shares of Class A Common Stock which such person has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(7) Represents 1,000 shares of Class A Common Stock and 20,000 shares of Class A Common Stock which such person has the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(8) Includes 1,500 shares of Class A Common Stock, and 42,500 shares of Class A Common Stock which executive officers who are not listed in this table have the right to purchase within 60 days of April 29, 1998, pursuant to the exercise of outstanding options.

(9) All information with respect to Mr. Uehara is based solely on an Amendment No. 1 to Schedule 13D dated January 30, 1998, filed by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On April 22, 1997, the exercise prices of two warrants, issued to Mr. Rizzone in lieu of interest owed to him for certain short term loans to the Company, for 11,765 and 11,110 shares of Class A Common Stock, at an exercise price of $8.50 and $9.00 per share respectively, were changed to $3.8125. Both warrants are currently exercisable and terminate in October 2001. On the same date, the exercise prices of two warrants issued to Mr. Rizzone under the terms of his 1996 Employment Agreement, each at an exercise price of $7.125, were changed to $5.8125 per share. One such warrant is currently exercisable and the other warrant is exercisable when the outstanding shares of Class E Common Stock are converted to Class B Common Stock. The warrants terminate on January 1, 1999.

  Mr. Rizzone, the Company's Chairman of the Board, President and Chief Executive Officer is married to the Company's Director of Domestic Sales, who is separately compensated by the Company. See Notes 3 and 5 to "Executive Compensation--Summary Compensation Table" and "Executive Compensation-- Employment and Severance Agreements and Change in Control Agreements". In early 1997, the Company made an advance against future commissions to Ms. Rizzone of approximately $255,000, and an advance against future compensation to Mr. Rizzone of $100,000. Since the beginning of 1997, the Company has loaned Mr. Rizzone an additional $395,000. Such amounts were reflected by Mr. Rizzone's promissory note to the Company dated as of April 22, 1997 in the initial principal amount of $750,000. Interest on the note accrues at a rate of 6.23% per annum and is payable annually in arrears. The unpaid principal and any unpaid accrued interest shall be due and payable upon the earlier of
(i) April 22, 2000 or (ii) 180 days following the date Mr. Rizzone ceases to be employed by the Company. The loan is secured by a pledge of options granted to Mr. Rizzone for the purchase of 170,000 shares of Class A Common Stock. Under a separate letter agreement dated April 22, 1997 in the event Mr. Rizzone's employment at the Company terminated, $421,667 of the loan will be forgiven. Each year, when Mr. Rizzone pays interest to the Company on the loan, the Company will pay a cash bonus in the amount of $49,250 to Mr. Rizzone, subject to withholding as required by law. Under Mr. Rizzone's amended Employment Agreement effective January 1, 1998, if his employment or his positions as Chairman of the Board is terminated by either the Board of Directors or the Company's Stockholders for any reason or he terminates his employment due to certain defined events, as stated in his employment agreement, then the remaining unpaid portion of the loan and accrued interest will be forgiven by the Company.

  In connection with a stock purchase agreement, UB had the right, until July 1997, to designate one candidate to the Board of Directors of the Company. On May 1, 1997, Newbridge Networks Corporation ("Newbridge"), the parent company of UB, designated Richard Tinsley as such candidate. On the same day, the Company's Board of Directors appointed Mr. Tinsley to fill a vacancy on the Board. Mr. Tinsley terminated his employment with an affiliate of Newbridge in August 1997. Sales to UB and Newbridge combined amounted to $2,330,710 (15% of total revenue) for 1997. Amounts due the Company from UB and Newbridge were $66,240 (1% of total accounts receivable) at December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS AMENDMENT NO. 1 TO THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 30, 1998                      NetVantage, Inc.

                                                 /s/ Stephen R. Rizzone
                                          By: _________________________________
                                                    STEPHEN R. RIZZONE,
                                              Chairman of the Board, President
                                                             and
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT 1934, THIS AMENDMENT NO. 1 TO THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITY AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
    /s/ Stephen R. Rizzone           Chairman of the Board,        April 30, 1998
____________________________________  President and Chief
         STEPHEN R. RIZZONE           Executive Officer

     /s/ Thomas G. Iwanski           Vice President of Finance,    April 30, 1998
____________________________________  Secretary and Chief
         THOMAS G. IWANSKI            Financial Officer


   /s/ Carlos A. Tomaszewski         Director                      April 30, 1998
____________________________________
       CARLOS A. TOMASZEWSKI

    /s/ Richard N. Tinsley           Director                      April 30, 1998
____________________________________
         RICHARD N. TINSLEY

      /s/ John E. Marman             Director                      April 30, 1998
____________________________________
           JOHN E. MARMAN