Form 10-Q
period 1998-03-31
NETVANTAGE INC
filed 1998-05-15
CIK 934620

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 0-25992


                               NETVANTAGE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                95-4324525
(State or Other Jurisdiction of Incorporation or          (IRS Employer
                  Organization)                            Identification No.

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

     The number of shares outstanding of each of the Registrant's classes of Common Stock as of May 13, 1998: 10,160,603 shares of Class A Common Stock, 241,310 shares of Class B Common Stock and 540,995 shares of Class E Common Stock.

                                NetVantage, Inc.

                         Quarterly Report on Form 10-Q


                                     Index



PART I.         FINANCIAL INFORMATION:........................................................................................    3

Item 1.         Financial Statements:.........................................................................................    3
                Condensed Balance Sheets - March 31, 1998 and December 31, 1997................................................   3
                Condensed Statements of Operations - Three Months Ended March 31, 1998 and 1997................................   4
                Condensed Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997................................   5
                Notes to Condensed Financial Statements .......................................................................   6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk....................................................   11

PART II.        OTHER INFORMATION:............................................................................................   12

Item 1.         Legal Proceedings.............................................................................................   12

Item 2.         Changes in Securities and Use of Proceeds.....................................................................   12

Item 3.         Defaults upon Senior Securities...............................................................................   12

Item 4.         Submission of Matters to a Vote of Security Holders...........................................................   12

Item 5.         Other Information.............................................................................................   12

Item 6.         Exhibits and Reports on Form 8-K..............................................................................   13

Signatures....................................................................................................................   13

Exhibit Index.................................................................................................................   14

                         PART I  FINANCIAL INFORMATION


Item 1. Financial Statements


                               NETVANTAGE, INC.

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          1998                  1997
                                                                                   -------------------   ------------------
                                                          ASSETS
Current assets:
 Cash and cash equivalents........................................................       $ 11,052,588         $ 13,739,948
 Accounts receivable, net of allowance of $384,059 and $359,173 at
  March 31, 1998 and December 31, 1997, respectively..............................          4,318,109            5,559,019
 Other receivables................................................................            204,661              274,727
 Inventories, net.................................................................          4,388,592            7,379,511
 Prepaid expenses and other current assets........................................            272,334              172,406
                                                                                         ------------         ------------
  Total current assets............................................................         20,236,284           27,125,611

 Property and equipment, net......................................................          2,104,954            1,869,227
 Note receivable from related party, net..........................................            328,333              328,333
 Other assets.....................................................................             25,523               25,523
                                                                                         ------------         ------------
                                                                                         $ 22,695,094         $ 29,348,694
                                                                                         ============         ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................................       $  1,533,584         $  2,146,669
 Accrued expenses.................................................................          1,135,578            1,009,768
 Accrued compensation and related liabilities.....................................          1,026,465              763,148
                                                                                         ------------         ------------
  Total current liabilities.......................................................          3,695,627            3,919,585
                                                                                         ------------         ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued.....................................................................
 Class A common stock, par value $0.001 per share, 17,000,000 shares authorized, 10,145,940 and 10,082,133 shares issued and outstanding at
  March 31, 1998 and December 31, 1997, respectively..............................             10,145               10,082
 Class B common stock, convertible into Class A common stock, par value $0.001 per share, 1,800,000 shares authorized, 245,535 and 300,030 shares issued and
  outstanding at March 31, 1998 and December 31, 1997, respectively...............                246                  300
 Class E common stock, convertible into Class B common stock, par value
  $0.001 per share, 1,200,000 shares authorized, 540,995 issued; all shares
  are held in escrow..............................................................                541                  541
 Additional paid-in-capital.......................................................         64,884,781           64,830,665
 Accumulated deficit..............................................................        (45,896,246)         (39,412,479)
                                                                                         ------------         ------------
  Total stockholders' equity......................................................         18,999,467           25,429,109
                                                                                         ------------         ------------
                                                                                         $ 22,695,094         $ 29,348,694
                                                                                         ============         ============

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                NETVANTAGE, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                         ---------------------------------------
                                                                                                 1998                  1997
                                                                                         ---------------------------------------
Net revenues..................................................................           $      575,886         $    3,302,586
                                                                                         --------------         --------------
Costs and expenses:
   Cost of revenues...........................................................                4,126,647              2,357,895
   Research and development...................................................                1,844,928              1,457,573
   Selling and marketing......................................................                  462,454                703,895
   General and administrative.................................................                  787,494              1,190,672
                                                                                         --------------         --------------
                                                                                              7,221,523              5,710,035
                                                                                         --------------         --------------

Loss from operations..........................................................               (6,645,637)            (2,407,449)

Interest income...............................................................                  166,957                153,702
Interest expense..............................................................                   (5,087)               (33,313)
                                                                                         --------------         --------------

Net loss......................................................................           $   (6,483,767)        $   (2,287,060)
                                                                                         ==============         ==============

Net loss per share:
   Basic and diluted net loss per share.......................................           $        (0.62)         $       (0.23)
                                                                                         ==============         ==============

Weighted average number of shares outstanding.................................               10,384,903              9,994,072
                                                                                         ==============         ==============






           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                NETVANTAGE, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                   ------------------------------
                                                                                                       1998              1997
                                                                                                   -----------      -------------

Net loss.............................................................................              $ (6,483,767)    $ (2,287,060)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of goodwill and intangibles..........................                   261,280          197,557
  Allowance for doubtful accounts....................................................                    24,886           25,000
  Compensation recorded upon issuance of warrants....................................                                    112,725
  Allowance for inventory valuation..................................................                 2,835,650          400,000
Changes in assets and liabilities:
  Accounts receivable................................................................                 1,216,023        1,422,207
  Other receivables..................................................................                    70,066          618,975
  Due from related parties...........................................................                                   (254,710)
  Inventories........................................................................                   155,269       (4,258,674)
  Prepaid expenses and other assets..................................................                   (99,928)          46,099
  Note receivable from related party.................................................
  Accounts payable...................................................................                  (613,085)      (1,396,737)
  Accrued expenses...................................................................                   125,810         (130,076)
  Accrued compensation and related liabilities.......................................                   263,317         (330,767)
                                                                                                   ------------     ------------

Net cash used in operating activities................................................                (2,244,479)      (5,835,461)
                                                                                                   ------------     ------------

Investing activities:
  Purchase of property and equipment.................................................                  (497,007)        (221,828)
                                                                                                   ------------     ------------

Financing activities:
  Common stock issuance under stock option plans.....................................                    54,126
  Proceeds from exercise of B warrant call...........................................                                 26,233,126
  Issuance costs on warrant call.....................................................                                   (596,176)
                                                                                                   ------------     ------------

Net cash provided by financing activities............................................                    54,126       25,636,950
                                                                                                   ------------     ------------

Increase in cash and cash equivalents................................................                (2,687,360)      19,579,661
Cash and cash equivalents at beginning of period.....................................                13,739,948)       2,787,593
                                                                                                   ------------     ------------

Cash and cash equivalents at end of period...........................................              $ 11,052,588     $ 22,367,254
                                                                                                   ============     ============

Supplemental disclosures of cash flow information - Interest paid....................              $      5,087
Non cash transaction - Issuance of warrants for compensation of officer..............                               $    112,725




           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                NetVantage, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.   Description of Business and Basis of Presentation

     NetVantage, Inc. (the "Company") is a provider of Ethernet Workgroup switching products to the Original Equipment Manufacturer ("OEM") marketplace. Ethernet Workgroup switches increase the information handling capacity of Local Area Networks ("LANs"). Other applications for the Company's switching products include connecting LANs to each other to extend the network's scope and power and to provide installed networks with the ability to connect to networking devices incorporating new technologies such as Asynchronous Transfer Mode or "ATM," Gigabit Ethernet and Layer 3 Switching. The Company's switching products require no special skills to install, and require no changes to existing user network equipment, wiring, hub equipment, software protocols or applications. The Company's products offer end-users cost effective solutions for their connectivity needs.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed financial statements reflect, in the opinion of management, adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997. The unaudited condensed financial statements should be read in conjunction with the Company's audited annual financial statements and notes included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997.

     Certain previously disclosed amounts have been reclassified in order to conform to the current year's presentation. The reclassification of these amounts had no effect on the result of operations or accumulated deficit.

2. Inventory

      The Company's inventory was comprised of the following at March 31, 1998 and December 31, 1997:

                                   March 31,              December 31,
                                     1998                     1997
                                 -----------             -------------
Finished goods                   $ 1,882,000             $ 3,417,317
Parts and materials                2,506,592               3,962,194
                                 -----------             -----------
                                 $ 4,388,592             $ 7,379,511
                                 ===========             ===========

     The finished goods inventory as of March 31, 1998, consists of NV7500 series and NV8500 series products. Parts and materials inventory as of March 31, 1998 includes $1,305,607 of items related to the Company's NV7500 series and NV8500 series products. The NV7500 series and NV8500 series related inventory included above is valued at estimated fair value which is below the Company's initial cost.



3.   Net Loss Per Share

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

     Net loss per share was computed based on the weighted average number of the Company's Class A and B Common Shares outstanding during the year and excludes the shares of Class E Common Stock held in escrow because the conditions for the release of these shares from escrow have not been satisfied. Common Stock equivalents were not considered in the diluted net loss per share calculation in 1998 and 1997 because the effect on the diluted net loss per share would be antidilutive.

                                NetVantage, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


4.   Stockholders' Equity

Class E Escrow Arrangement

  In connection with the Company's initial public offering, all outstanding shares of Class E Common Stock were placed in escrow by the existing stockholders. All shares of Class E Common Stock placed into escrow, including those shares which may be issued upon exercise of options ("Escrowed Contingent Shares") are not transferable (but those issued and outstanding may be voted). On October 17, 1996, the criteria for the release of certain Escrowed Contingent Shares were met and on that date 600,000 shares, including 541,062 shares held by employees, officers, directors, consultants and their relatives, were released from escrow. The release of 541,062 shares was deemed compensatory and, accordingly, resulted in a charge to operations in 1996 equal to the fair market value of the Escrowed Contingent Shares on release. The release of Escrowed Contingent Shares held by individuals that have not had any relationship with the Company, other than that of a common stockholder, had been deemed not to be compensatory.

  The remaining shares of Class E Common Stock are to be released from escrow in the event that net income before provision for income taxes, and exclusive of any extraordinary earnings or charges and the compensation charges discussed in the previous paragraph, reaches $8.9 million for the 1998 fiscal year; or the bid price of the Company's common stock averages in excess of $23.50 for 30 consecutive business days during the period commencing November 3, 1996 and ending May 3, 1998. Any options to purchase common stock shall be deemed converted into similar options to acquire Class B and Class E Common Stock in the same proportion that outstanding Class E Common Stock is converted upon attaining the specified earning or market price level.

  All Escrowed Contingent Shares that have not been released from escrow by March 31, 1999 are subject to redemption by the Company at a redemption price of $0.01 per share.

Warrant Redemption

  The Company redeemed its Class B Warrants on January 10, 1997, pursuant to its November 27, 1996 notice of redemption. Prior to the redemption date, Class B Warrants representing 3,726,627 shares of Class A Common Stock were exercised, resulting in gross proceeds to the Company during 1997 of approximately $25,479,450.

Stockholder Rights Plan

  On February 13, 1998, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Class A Common Stock outstanding at the close of business on March 6, 1998. In the event that a person or group acquires securities representing 15% or more of the aggregate voting power of the Company's stock without advance approval by the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Class A Common Stock with a market value of twice the exercise price (initially $35.00, subject to adjustment) for the Right's then current exercise price. In addition, if the Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the stockholders of the Company are not treated equally, stockholders with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Class A Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on February 13, 2008 if not redeemed earlier.

                                NetVantage, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

Stock Options Grants

   On February 13, 1998 the Company's Board of Directors granted options to purchase a total of 373,000 shares of Class A Common Stock to various employees, consultants and outside directors at an exercise price of $6.65625 per share. The Board also granted an option to purchase 17,331 shares of Class B and Class E Common Stock (exercisable two-thirds Class B Common Stock and one-third Class E Common Stock) under the 1992 Plan to an officer of the Company at an exercise price of $5.325 per share. Due to certain restrictions on transferability of the Class B and Class E Common Stock, the per share price for the option to purchase such shares was set at 80% of $6.65625.

5. Revenue and Accounts Receivable Concentrations

    Revenue and accounts receivable concentrations are expected due to the large individual orders characteristic of the Company's OEM customer base. The following table represents sales to customers accounting for greater than 10% of the Company's net revenues for the three months ended March 31, 1998 and 1997, and customer accounts receivable accounting for greater than 10% of Company accounts receivable at March 31, 1998 and December 31, 1997.

                                                                    NET REVENUES
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,                ACCOUNTS RECEIVABLE
                                                                -------------------     -------------------------------
                                                                                         MARCH 31,        DECEMBER 31,
                                                                   1998      1997          1998              1997
                                                                --------   --------     ----------       --------------
Customer 1 (Allied Telesis, K.K.)...............................     57%       11%          85%               87%
Customer 2......................................................     25%       16%           3%               N/A
Customer 3......................................................     N/A       73%          N/A               N/A

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause the actual results to differ materially from the forward-looking statements. For example, statements in this Form 10-Q that relate to future, plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to customer orders, demand for products and services, development of markets for the Company's products and services and other risks. Other potential risks and uncertainties include, without limitation, risks in the near term associated with the development and introduction of new products, including the need to complete testing satisfactorily, the availability of appropriate quantities of defect-free parts which incorporate new technology and customer acceptance of new products when introduced, as well as those mentioned in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997 (including those listed under the heading "Risk Factors") and other factors described from time to time in other filings made by the Company with the Securities and Exchange Commission. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes, included in Part I - Item 1 of this Quarterly Report, and the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997.

GENERAL

     In mid-1995, the Company introduced its 8 port Ethernet switch and began commercial shipments of this product in late 1995. In 1995, the Company attempted to market this product both through distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company changed its strategic marketing emphasis to OEM customers and discontinued its efforts to market through distribution channels. In the first quarter of 1996, the Company completed its second product, a 16 port Ethernet switch with uplink capability. In the first quarter of 1996, the production and sale of the original 8 port product was discontinued. During the third quarter of 1996, the Company began selling an 8 port Ethernet switch with a 100 Base T uplink. Substantially all of the revenue in 1996 was from the 8 and 16 port Ethernet switching products including 100 Base T, 100 Base FX and 100 VG uplinks. The Company continued to sell the 8 port Ethernet switch during the first and second quarter of 1997. Sales of the 8 port switch for all practical purposes ended after the second quarter of 1997. Sales of the 16 port Ethernet switch with a single uplink continued throughout 1997. The Company introduced a new 16 port switch with dual uplinks in the first quarter of 1997. All of the Company's products mentioned above are expected to become insignificant to the Company's future revenue due to the introduction of the NV9200, the Company's newest Ethernet switch, during the second quarter of 1998.


QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Net revenues for the quarters ended March 31, 1998 and 1997 were $575,886 and $3,302,586, respectively. The decrease in net revenues was $2,726,700 or 83%. The net revenue decrease was primarily due to the Company experiencing a delay in the release of the new NV9200 series product and the reduced demand for the Company's NV7500 and NV8500 series product lines. The majority of the first quarter 1997 sales were for the NV7500 product line, whereas only approximately $400,000 of the first quarter 1998 revenue was for this product line. The Company's products are subject to intense competition in the switching market characterized by frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological changes and continued emergence of new industry standards. The Company's revenue in any period is also dependent upon the sales efforts and success of the Company's OEM customers.

     Cost of revenues for the three months ended March 31, 1998 and 1997 was $4,126,647 or 717% of net revenues and $2,357,895 or 71% of net revenues, respectively. The negative gross margins in the first quarter of 1998 were due to the Company charging operations approximately $3.1 million for a reduction in inventory valuation related primarily to a reduction in the estimated fair value of the Company's NV7500 series and NV8500 series product lines, which the Company believes were negatively affected by further market pricing pressure, and losses on firm purchase order commitments related to the above mentioned product lines. During the quarter, the Company also sold products to the Company's largest customer at significantly reduced margins so as to decrease the Company's exposure on certain previously purchased inventory. In addition, the Company's operating model requires greater manufacturing volumes in order to obtain the necessary purchasing economies of scale, production efficiencies and reasonable overhead application rates required to significantly improve gross margins. The Company expects margin improvement when the next generation products begin to be sold in volume. The first quarter 1997 positive gross margin of 29% was due in part to more favorable market conditions along with the then market acceptance of the Company's NV7500 series product thus creating increased manufacturing volumes resulting in component cost reductions. See additional information under "Liquidity and Capital Resources".

     In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in material costs, changes in other components of cost of revenue and the technological innovativeness of products sold. The timing, cost, performance, feature set, ASIC revisions and volume of the Company's new product lines may impact gross margins and could result in excess or obsolete inventories.

     Research and development expense for the quarters ended March 31, 1998 and 1997 was $1,844,928 or 320% of net revenues and $1,457,573 or 44% of net revenues, respectively. The increase of expenses as a percentage of revenue from the quarter ended March 31, 1998 to the same period of 1997 is due to increases in expenditures and the decline in revenue. A significant portion of the increase of expenditures of $387,355 or 27% was due to the addition of new personnel and related incentive and recruitment costs, depreciation on new equipment, and increased costs associated with new projects aimed at developing the Company's next generation of product. Level or increasing research and development expenditures are expected for the foreseeable future as the Company continues with the development of additional products and features based upon the next generation product architecture.

     Selling and marketing expenses for the three months ended March 31, 1998 and 1997 were $462,454 or 80% of net revenues and $703,895 or 21% of net revenues, respectively. The decrease of $241,441 or 34% was primarily due to a reduction in commission expenses due to the lower net revenues, and the fact that sales incentives were offered to customers in 1997 so as to expand product distribution and increase market share. Management expects selling and marketing costs to rise in 1998 as additional sales people, outside sales representatives and customer support personnel are expected to be hired in order to provide better world-wide coverage and support of the Company's current and anticipated OEM customer account base.

     General and administrative expenses for the quarters ended March 31, 1998 and 1997 were $787,494 or 137% of net revenues and $1,190,672 or 36% of net revenues, respectively. The decrease of $403,178 or 34% was due to the reduction in legal, accounting fees, consulting costs and public relations activity which were incurred in 1997 primarily as a result of the resignation of the former Chief Financial Officer in January 1997.

     Interest income for three months ended March 31, 1998 and 1997 was $166,957 and $153,702, respectively. The change in interest income is not significant.

     The net loss for the three months ended March 31, 1998 and 1997 was $6,483,767 and $2,287,060, respectively. The $4,196,707 increase in net loss was due to a lower sales volume as well as sales at reduced margins, charges for inventory valuation issues and losses on firm purchase order commitments and continued research and development expense increases offset by decreases in general and administrative expenses and selling and marketing costs during the quarter.

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


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in March 1991, the Company has financed its development activities through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 (inception) to March 31, 1998, the Company has raised $64,895,713 from such sources.

  At March 31, 1998, the Company had working capital of $16,540,657, including inventory of $4,388,592, accounts receivable of $4,318,109 and cash and cash equivalents of $11,052,588. Inventory includes finished goods and parts and materials of $1,882,000 and $1,305,607, respectively, related to the Company's earlier generation NV7500 and NV8500 product lines. The Company has reduced the carrying value of the inventory to its estimated net realizable value as of March 31, 1998. While the Company will continue to negotiate sales for these products, there can be no assurance that the Company will be successful in this effort. In the event the market pricing or customer acceptance for these products further decreases, additional charges to operations will be required.

  The Company requires substantial working capital to fund its business, particularly to finance new product development. In addition, capital is needed to support product procurement and manufacturing and accounts receivable. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. Management believes that there was some negative impact on the Company's sales to Asian-based customers in the second half of 1997 due to the Asian economic crisis, although it is difficult to quantify such impact. In addition, this negative impact on sales to Asian-based customers has continued into the early part of 1998 and may continue thereafter if the situation in Asia does not improve.

  On January 10, 1996, the Company completed a private sale of 854,993 shares of its Class A Common Stock to two individuals for total net proceeds of $5,000,000. In October 1996 and January 1997, the Company completed calls of Class A and Class B Warrants resulting in the net receipt of approximately $16,405,207 and $25,479,450, respectively.

  At March 31, 1998, approximately $4 million or 85% of the Company's accounts receivable were due from one customer located in Japan. This customer provided 57% and 56% of the Company's revenues for the first quarter of 1998 and for the 1997 year, respectively. Credit terms extended to this customer for individual invoices had ranged from 60 to 90 days; however, this customer has tended to delay full payment substantially beyond this range. As of May 11, 1998, approximately $1.7 million was due from this customer related to receivables that were outstanding as of December 31, 1997. Management believes that all amounts due the Company from this customer will ultimately be collected.

  The Company believes that its existing cash balances are sufficient to meet the liquidity requirements of the Company at least for the current year. Management intends to supplement the Company's cash position through the financial support of its key suppliers whose trade terms with the Company are expected to provide a source of additional cash flow. The Company anticipates that operating losses in 1998 and any accounts receivable resulting from new sales of the next generation product will increase the cash demands of the Company. The Company's operations utilized cash of $2,244,479 in the first quarter of 1998 and management expects to continue to use cash in operations. Additionally, the Company currently anticipates additional spending for capital expenditures in 1998 for computer software and network test equipment. In addition, the Company expects to procure an asset based credit line in 1998 to provide further available liquidity to the operations. However, because of continuing investments in research and development and operating losses, the Company may need to seek additional credit sources, alternative financing and/or further equity investment. The sources of such credit or equity investment may include the issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after discussion with legal counsel, the ultimate resolution of such claims and actions are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 10.23    NetVantage, Inc. Management Incentive
                           Compensation Plan

          Exhibit 10.24    Form of Change of Control Agreement - Tier 1

          Exhibit 10.25    Form of Change of Control Agreement - Tier 2

          Exhibit 27       Financial Data Schedule - Electronic Format Only

     (b)  Reports on Form 8-K

          None


                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


Date:     May 15, 1998


                                               By:  /s/  Stephen R. Rizzone
                                              ---------------------------------
                                               STEPHEN R. RIZZONE,
                                               Chairman of the Board, President
                                               and Chief Executive Officer


                                               By:  /s/  Thomas Iwanski
                                              ----------------------------------
                                               THOMAS IWANSKI,
                                               Vice President of Finance,
                                               Secretary and
                                               Chief Financial Officer

                                 EXHIBIT INDEX


     Number                        Title
     -------                       -----
      10.23    NetVantage, Inc. Management Incentive Compensation Plan

      10.24    Form of Change of Control Agreement - Tier 1

      10.25    Form of Change of Control Agreement - Tier 2

      27       Financial Data Schedule - Electronic Format Only