Form 10-Q
period 1998-06-30
NETVANTAGE INC
filed 1998-08-14
CIK 934620

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


             201 Continental Blvd. Suite 201, El Segundo, CA 90245
               (Address of Principal Executive Offices)(Zip Code)

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


The number of shares outstanding of each of the Registrant's classes of Common Stock as of August 10, 1998: 10,167,950 shares of Class A Common Stock, 233,963 shares of Class B Common Stock and 540,995 shares of Class E Common Stock.

                                NetVantage, Inc.

                         Quarterly Report on Form 10-Q

                                     Index

PART I.  FINANCIAL INFORMATION:...................................................   3

Item 1.  Financial Statements:....................................................   3
         Condensed Balance Sheets - June 30, 1998 and December 31, 1997...........   3
         Condensed Statements of Operations - Three Month and Six Month Periods
         Ended June 30, 1998 and 1997.............................................   4
         Condensed Statements of Cash Flows - Six Months Ended June 30, 1998
         and 1997.................................................................   5
         Notes to Condensed Financial Statements..................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...........................................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............   14

PART II. OTHER INFORMATION:......................................................   15

Item 1.  Legal Proceedings......................................................    15

Item 2.  Changes in Securities and Use of Proceeds..............................    15

Item 3.  Defaults upon Senior Securities........................................    15

Item 4.  Submission of Matters to a Vote of Security Holders.....................   15

Item 5.  Other Information.......................................................   15

Item 6.  Exhibits and Reports on Form 8-K........................................   15

Signatures.......................................................................   16

Exhibit Index....................................................................   17

                         PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                                NetVantage, Inc.
                            Condensed Balance Sheets
                                  (Unaudited)

                                                                                June 30,                December 31,
                                                                                  1998                     1997
                                                                              ------------              -----------
                                   Assets
Current assets:
 Cash and cash equivalents..................................................   $13,264,973              $13,739,948
 Accounts receivable, net of allowance of $395,622 and $359,173 at
  June 30, 1998 and December 31, 1997, respectively.........................     2,414,646                5,559,019
 Other receivables..........................................................        87,837                  274,727
 Inventories, net...........................................................     6,238,107                7,379,511
 Prepaid expenses and other current assets..................................       398,888                  172,406
                                                                               -----------              -----------
  Total current assets......................................................    22,404,451               27,125,611

 Property and equipment, net................................................     2,533,284                1,869,227
 Note receivable from related party, net....................................       328,333                  328,333
 Other assets...............................................................        24,679                   25,523
                                                                               -----------              -----------
                                                                               $25,290,747              $29,348,694
                                                                               ===========              ===========
                    Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable...........................................................   $ 3,517,742              $ 2,146,669
 Accrued expenses...........................................................     1,032,201                1,009,768
 Accrued compensation and related liabilities...............................     1,299,698                  763,148
                                                                               -----------              -----------
  Total current liabilities.................................................     5,849,641                3,919,585
                                                                               ===========              ===========
Commitments and Contingencies

Stockholders' equity:
 Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued...................................................
 Class A common stock, par value $0.001 per share, 17,000,000 shares authorized, 10,160,603 and 10,082,133 shares issued and outstanding
  at June 30, 1998 and December 31, 1997, respectively......................        10,161                   10,082
 Class B common stock, convertible into Class A common stock, par value $0.001 per share, 1,800,000 shares authorized, 241,310 and
300,030 shares issued and outstanding at June 30, 1998 and
December 31, 1997, respectively.............................................           241                      300
 Class E common stock, convertible into Class B common stock, par value $0.001 per share, 1,200,000 shares authorized, 540,995 issued;
  all shares are held in escrow.............................................           541                      541
Additional paid-in-capital..................................................    64,942,192               64,830,665
Accumulated deficit.........................................................   (45,512,029)             (39,412,479)
                                                                               ===========              ===========
Total stockholders' equity.................................................     19,441,106               25,429,109
                                                                               -----------              -----------
                                                                               $25,290,747              $29,348,694
                                                                               ===========              ===========

           See accompanying notes to condensed financial statements.

                                NetVantage, Inc.
                       Condensed Statements Of Operations
                                  (Unaudited)

                                                      Three Months Ended                           Six Months Ended
                                                           June 30,                                    June 30,
                                          ---------------------------------------     ---------------------------------------
                                                   1998              1997                     1998                1997
                                          ------------------    -----------------     -----------------     ------------------
Net revenues:
 Product revenues...................          $ 1,285,121       $ 5,709,527              $ 1,859,055           $ 9,001,248
 Engineering services...............               33,480               958                   35,432                11,823
 License fees.......................            5,000,000                                  5,000,000
                                              -----------       -----------              -----------           -----------
                                                6,318,601         5,710,485                6,894,487             9,013,071
                                              ===========       ===========              ===========           ===========
Costs and expenses:
 Cost of revenues...................            1,299,837         6,278,103                5,426,484             8,635,998
 Research and development...........            2,644,911         1,714,020                4,489,839             3,171,593
 Selling and marketing..............              874,963           575,870                1,337,417             1,279,765
 General and administrative.........            1,281,084           558,573                2,068,578             1,749,245
                                              -----------       -----------              -----------           -----------
                                                6,100,795         9,126,566               13,322,318            14,836,601
                                              ===========       ===========              ===========           ===========

Income (loss) from operations.......              217,806        (3,416,081)              (6,427,831)           (5,823,530)

Interest income.....................              170,081           319,092                  337,038               472,794
Interest expense....................               (3,670)          (50,860)                  (8,757)              (84,173)
                                              -----------       -----------              -----------           -----------
Net income (loss)...................          $   384,217       $(3,147,849)             $(6,099,550)          $(5,434,909)
                                              ===========       ===========              ===========           ===========
 Net income (loss) per share -
  basic.............................          $      0.04       $     (0.30)             $     (0.59)          $     (0.53)
                                              ===========       ===========              ===========           ===========
 Net income (loss) per share -
  diluted...........................          $      0.04       $     (0.30)             $     (0.59)          $     (0.53)
                                              ===========       ===========              ===========           ===========
Weighted average shares used in per
 share computation:

 Basic..............................           10,398,939        10,357,851               10,391,960            10,177,982
                                              ===========       ===========              ===========           ===========
 Diluted............................           10,884,045        10,357,851               10,391,960            10,177,982
                                              ===========       ===========              ===========           ===========

        See accompanying notes to condensed financial statements.

                                NetVantage, Inc.
                       Condensed Statements Of Cash Flows
                                  (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                   1998                  1997
                                                                            -------------------   ----------------
Net loss.........................................................             $(6,099,550)         $(5,434,909)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Depreciation and amortization of goodwill and intangibles.....                 499,062              419,163
   Allowance for doubtful accounts...............................                  36,449               55,000
   Compensation recorded upon issuance of warrants...............                                      112,426
   Allowance for inventory valuation.............................               1,461,579              533,518
Changes in assets and liabilities:
   Accounts receivable...........................................               3,107,924            3,101,262
   Other receivables.............................................                 186,890              655,037
   Due from related parties......................................                                      100,000
   Inventories...................................................                (320,175)          (2,938,944)
   Prepaid expenses and other assets.............................                (226,482)              (5,745)
   Note receivable from related party............................                                     (750,000)
   Other assets..................................................                     844
   Accounts payable..............................................               1,371,073            1,325,200
   Accrued expenses..............................................                  22,433             (376,687)
   Accrued compensation and related liabilities..................                 536,550             (109,293)
                                                                              -----------          -----------
Net cash provided by (used in) operating activities..............                 576,597           (3,313,972)
                                                                              -----------          -----------
Investing activities:
   Purchase of property and equipment............................              (1,163,119)            (388,295)
                                                                              -----------          -----------
Financing activities:
   Common stock issuance under stock option plans................                 111,547
   Proceeds from exercise of B warrant call......................                                   26,233,126
   Issuance costs on warrant call................................                                     (596,176)
                                                                              -----------          -----------
Net cash provided by financing activities........................                 111,547           25,636,950
                                                                              -----------          -----------
Increase (decrease) in cash and cash equivalents.................                (474,975)          21,934,683

Cash and cash equivalents at beginning of period.................              13,739,948            2,787,593
                                                                              -----------          -----------
Cash and cash equivalents at end of period.......................             $13,264,973          $24,722,276
                                                                              ===========          ===========
Supplemental disclosures of cash flow information:
   Interest paid.................................................             $     3,670          $
                                                                              ===========          ===========
Non cash investing activities -
During 1997 the Company applied $157,500 of deferred warrant call costs as a reduction of additional paid-in-capital.

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed financial statements reflect, in the opinion of management, adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. The unaudited condensed financial statements should be read in conjunction with the Company's audited annual financial statements and notes included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997.

     Certain previously disclosed amounts have been reclassified in order to conform to the current year's presentation. The reclassification of these amounts had no effect on the results of operations or accumulated deficit.

2.   Inventories

     The Company's inventories were comprised of the following at June 30, 1998 and December 31, 1997:

                                                 June 30, 1998             December 31, 1997
                                            ----------------------     ------------------------
Finished goods.....................               $1,178,000                  $3,417,317
Parts and materials................                5,060,107                   3,962,194
                                                  ----------                  ----------
                                                  $6,238,107                  $7,379,511
                                                  ==========                  ==========

     The finished goods inventory as of June 30, 1998, consists of NV7500 series and NV8500 series products. Parts and materials inventory as of June 30, 1998 includes $824,784 of items related to the Company's NV7500 series and NV8500 series products. The NV7500 series and NV8500 series related inventory included above is valued at estimated fair value which is below the Company's initial cost.

3.   Net Income (Loss) Per Share

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share". In accordance with Statement 128, primary net income (loss) per share has been replaced with basic net income (loss) per share and fully diluted net income
(loss) per share has been replaced with diluted net income (loss) per share which includes potentially dilutive securities such as outstanding stock options. Prior periods have been restated to conform to Statement 128; however, as the Company had a net loss for the three and six month periods ended June 30, 1997, the basic and diluted net loss per share are no different than the net loss per share amounts previously presented for these periods.

     Basic net income (loss) per share is computed by dividing net income (loss) available to the Company's Class A and Class B common stockholders by the weighted average number of the Company's Class A and Class B common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to the Company's Class A and Class B common stockholders by the weighted average number of the Company's Class A and Class B common shares outstanding during the period, increased to include the number of additional Class A and Class B common shares that would have been outstanding if the dilutive potential Class A and Class B common shares had been issued. For purposes of the above calculations, common shares exclude the shares of Class E Common Stock held in escrow because the conditions for the release of these shares from escrow have not been satisfied. The dilutive effect of outstanding stock options is reflected in diluted net income (loss) per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                     Three Months Ended                       Six Months Ended
                                            ------------------------------------     ------------------------------------
                                                June 30,             June 30,            June 30,             June 30,
                                                  1998                 1997                1998                 1997
                                            ----------------     ---------------     ---------------      ---------------
Numerator:
 Net income (loss)                                $    384           $ (3,148)            $ (6,100)             $ (5,435)
                                                  ========           ========             ========              ========
Denominator:
 Denominator for basic net income
  (loss) per share-weighted average
  shares outstanding                                10,399             10,358               10,392                10,178


 Effect of dilutive securities:
  Dilutive options and warrants
  outstanding                                          485               -                    -                     -
                                                  --------           --------             --------              --------

 Denominator for diluted net income
  (loss) per share-adjusted weighted
  average shares outstanding
                                                    10,884             10,358               10,392                10,178
                                                  ========           ========             ========              ========

 Net income (loss) per share - basic              $   0.04           $  (0.30)            $  (0.59)             $  (0.53)
                                                  ========           ========             ========              ========

 Net income (loss) per share - diluted            $   0.04           $  (0.30)            $  (0.59)             $  (0.53)
                                                  ========           ========             ========              ========

          Options to purchase 167,500 shares of common stock at prices ranging from $7.875 to $11.44 per share outstanding at June 30, 1998, were not included in the computation of diluted net income per share for the three month period ended June 30, 1998. These options were excluded from the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive. As the Company had a net loss for the six month period ended June 30, 1998, all 2,770,956 outstanding stock options, unit purchase option and warrants were excluded from the calculation of diluted net loss per share, because the effect would have been antidulutive.

4.   Stockholders' Equity

     Merger Agreement

     On June 22, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cabletron Systems, Inc.("Cabletron") and Cabletron's wholly owned subsidiary, Tempest Acquisition,Inc. ("Merger Sub"). The Merger Agreement provides that, upon satisfaction of certain conditions, Merger Sub will merge into the Company, with the Company surviving the merger as a wholly owned subsidiary of Cabletron (the "Merger"), and each outstanding share of the Company's Class A Common Stock (together with the rights attached thereto) and Class B Common Stock, and each ten outstanding shares of the Company's Class E Common Stock, will be converted into the right to receive 8/13 (or approximately 0.6154) of a share of Cabletron's common stock and cash in lieu of fractional shares. In addition, upon completion of the Merger, stock options under the Company's employee stock option plans will become options to acquire shares of Cabletron common stock at an adjusted price reflecting this exchange ratio.

     The completion of the Merger is subject to a number of conditions, including approval of the transaction by the Company's stockholders. Preliminary proxy materials related to the proposed transaction have been filed with the Securities and Exchange Commission. The Merger Agreement may be terminated by the Company or Cabletron if it is not completed by October 15, 1998. Under certain circumstances specified in the Merger Agreement, Cabletron will be entitled to a termination fee of $3.8 million from the Company in the event of a termination of the Merger Agreement. The transaction will be accounted for as a purchase and is intended to qualify as a tax-free reorganization.

Stockholder Rights Plan

     On February 13, 1998, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Class A Common Stock outstanding at the close of business on March 6, 1998. In the event that a person or group acquires securities representing 15% or more of the aggregate voting power of the Company's stock without advance approval by the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Class A Common Stock with a market value of twice the exercise price (initially $35.00, subject to adjustment) for the Right's then current exercise price. In addition, if the Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the stockholders of the Company are not treated equally, stockholders with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Class A Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on February 13, 2008 if not redeemed earlier. In connection with its approval of the Merger Agreement, the Company's Board of Directors took action, pursuant to the Rights Plan, to exempt therefrom the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger.

5.   Revenue and Accounts Receivable Concentrations

     Revenue and accounts receivable concentrations are expected due to the large individual orders characteristic of the Company's OEM customer base. The following table represents sales to customers accounting for greater than 10% of the Company's net revenues for the six months ended June 30, 1998 and 1997, and customer accounts receivable accounting for greater than 10% of Company accounts receivable at June 30, 1998 and December 31, 1997.

                                           Net Revenues Six Months Ended
                                                      June 30,                                Accounts Receivable
                                        ---------------------------------------        -----------------------------------------
                                                                                            June 30,               December 31,
                                              1998                    1997                    1998                     1997
                                        ----------------       ----------------        ------------------      -----------------
Customer 1 (Allied Telesis, K.K).....         13%                      68%                       69%                    87%
Customer 2...........................         N/A                      18%                       N/A                    N/A
Customer 7...........................         N/A                      N/A                       10%                    N/A
Customer 8 (Cabletron Systems, Inc.).         79%                      N/A                       N/A                    N/A

     Due to certain consolidations in the Company's customer base during 1997, reported net revenues and accounts receivable concentrations have been combined above in order to reflect the current mix of the Company's customers. The Company does not expect Customer 1 to be a significant customer in future quarters. Customer 8 revenues consist solely of a license fee under a Manufacturing Rights Agreement (see Note 6).

6.  OEM and Manufacturing Rights Agreements

    On June 22, 1998, concurrently with entering into the Merger Agreement, the Company and Cabletron entered into an OEM agreement (the "OEM Agreement") and a Manufacturing Rights Agreement (the "Manufacturing Rights Agreement"). Under the OEM Agreement, Cabletron may purchase certain products manufactured by the Company for resale under Cabletron and other OEM brand names. Under the Manufacturing Rights Agreement, Cabletron was granted a nonexclusive worldwide license to manufacture certain products of the Company and then resell them under Cabletron and other OEM brand names in exchange for an initial non-refundable payment of $5 million plus certain specified additional royalties for certain products produced and sold in excess of certain defined quantity levels. The OEM Agreement and the Manufacturing Rights Agreement are effective immediately and are not subject to stockholder approval. If the Merger Agreement is terminated, the OEM Agreement will terminate, but the Manufacturing Rights Agreement will continue in effect.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause the actual results to differ materially from the forward-looking statements. For example, statements in this Form 10-Q that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to customer orders, demand for products and services, development of markets for the Company's products and services and other risks. Other potential risks and uncertainties include, without limitation, risks in the near term associated with the development and introduction of new products, including the need to complete testing satisfactorily, the availability of appropriate quantities of defect-free parts which incorporate new technology and customer acceptance of new products when introduced, as well as those mentioned in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997 (including those listed under the heading "Risk Factors") and other factors described from time to time in other filings made by the Company with the Securities and Exchange Commission. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

GENERAL

     In mid-1995, the Company introduced its 8 port Ethernet switch and began commercial shipments of this product in late 1995. In 1995, the Company attempted to market this product both through distribution channels and to Original Equipment Manufacturers ("OEMs"). Late in the third quarter of 1995, the Company changed its strategic marketing emphasis to OEM customers and discontinued its efforts to market through distribution channels. In the first quarter of 1996, the Company completed its second product, a 16 port Ethernet switch with uplink capability. In the first quarter of 1996, the production and sale of the original 8 port product was discontinued. During the third quarter of 1996, the Company began selling an 8 port Ethernet switch with a 100 Base T uplink. Substantially all of the revenue in 1996 was from the 8 and 16 port Ethernet switching products including 100 Base T, 100 Base FX and 100 VG uplinks. The Company continued to sell the 8 port Ethernet switch during the first and second quarter of 1997. Sales of the 8 port switch for all practical purposes ended after the second quarter of 1997. Sales of the 16 port Ethernet switch with a single uplink continued throughout 1997. The Company introduced a new 16 port switch with dual uplinks in the first quarter of 1997. All of the Company's products mentioned above are expected to become insignificant to the Company's future revenues due to the introduction of the NV9224, the Company's newest Ethernet switch, of which the Company began first customer shipments during the second quarter of 1998. The NV9224 is a 24 port Fast Ethernet switch with 10/100 dual speed ports, and is the first in a series of products to be released in the Company's NV9200 family.

     On June 22, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cabletron Systems, Inc. ("Cabletron") and Cabletron's wholly owned subsidiary, Tempest Acquisition, Inc. ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge into the Company, with the Company surviving the merger as a wholly owned subsidiary of Cabletron (the "Merger"), and each outstanding share of the Company's Class A Common Stock (together with the rights attached thereto) and Class B Common Stock and each ten outstanding shares of the Company's Class E Common Stock (other than shares of the Company's Common Stock held in the treasury of the Company, held by Cabletron or any direct or indirect wholly owned subsidiary of the Company or Cabletron, or with respect to which appraisal rights are properly exercised) will be automatically converted into the right to receive 8/13 (or approximately 0.6154) of a share of Cabletron's common stock and cash in lieu of fractional shares. The consummation of the Merger Agreement and the transactions contemplated thereby, including the Merger, is subject to certain conditions, including the approval of the Company's stockholders at a special meeting to be held at a later date. Preliminary proxy materials related to the proposed transaction have been filed with the Securities and Exchange Commission. The Merger Agreement may be terminated by the Company or Cabletron if it is not completed by October 15, 1998. Under certain circumstances specified in the Merger Agreement, Cabletron will be entitled to a termination fee of $3.8 million from the Company in the event of a termination of the Merger Agreement. The information contained in this Quarterly Report on Form 10-Q speaks only as of the date hereof and does not address the possible effects of any consummation of the Merger Agreement or the transactions contemplated thereby, including the Merger, on the Company. Concurrently with entering into the Merger Agreement, the Company and Cabletron entered into an OEM Agreement (the "OEM Agreement") and a Manufacturing Rights Agreement (the "Manufacturing Rights Agreement"). Under the Manufacturing Rights Agreement, Cabletron was granted a nonexclusive worldwide license to manufacture certain products of the Company and resell them under Cabletron and other OEM brand names in exchange for an initial non-refundable payment of $5 million, plus certain specified additional royalties for certain products produced and sold in excess of certain defined quantity levels. These two agreements were effective immediately and are not subject to stockholder approval. See also the notes to the unaudited condensed financial statements of the Company included in Part I - Item 1 hereto.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net revenues for the three months ended June 30, 1998 and 1997 were $6,318,601 and $5,710,485, respectively. The net revenues increase was due to the Company receiving $5,000,000 as an initial non-refundable payment under the Manufacturing Rights Agreement with Cabletron. The product revenues and engineering services decrease of $4,391,884 or 77% was primarily due to the Company experiencing a delay in the release of the new NV9200 series product, of which first customer shipments were made in May 1998, and the reduced demand for the Company's NV7500 and NV8500 series product lines. The majority of the second quarter 1997 sales were for the NV7500 and NV8500 series product lines, whereas only approximately $990,000 of the second quarter 1998 revenue was for these product lines. The Company's products are subject to intense competition in the switching market characterized by frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological changes and continued emergence of new industry standards. The Company's revenue in any period is also dependent upon the sales efforts and success of the Company's OEM customers.

     Cost of revenues for the three months ended June 30, 1998 and 1997 were $1,299,837 or 99% of product revenues and engineering services, and $6,278,103 or 110% of product revenues and engineering services, respectively. The positive gross margin in 1998 on product revenues and engineering services was primarily attributable to the first customer shipments of the new NV9200 series product. During the quarter, the Company also sold previously manufactured NV7500 and NV8500 products to one customer at significantly reduced margins in an ongoing effort to obtain the maximum amount of cash from the Company's previously written down inventory. The negative gross margin in 1997 was attributable to a large concentration of sales made to the same customer in order to decrease the Company's exposure on certain previously purchased inventory.

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

     Research and development expenses for the three months ended June 30, 1998 and 1997 were $2,644,911 or 42% of net revenues and $1,714,020 or 30% of net revenues, respectively. The increase of $930,891 or 54%, is primarily attributable to significant product rollout costs associated with the NV9224, additional research and development efforts related to the development of other models in the NV9200 family of products and the addition of new personnel and related incentives.

     Selling and marketing expenses for the three months ended June 30, 1998 and 1997 were $874,963 or 14% of net revenues and $575,870 or 10% of net revenues, respectively. The increase of $299,093 or 52% was primarily due to an increase in commission expenses resulting from the procurement of the Manufacturing Rights Agreement.

     General and administrative expenses for the three months ended June 30, 1998 and 1997 were $1,281,084 or 20% of net revenues and $558,573 or 10% of net revenues, respectively. The increase of $722,511 or 129% was primarily due to the significant increase in legal fees, accounting fees and consulting costs associated with the Company entering into the Merger

Agreement, OEM Agreement and Manufacturing Rights Agreement with Cabletron.

     Interest income for the three months ended June 30, 1998 and 1997 was $170,081 and $319,092 respectively. The decrease of $149,011 or 47% is due to the decrease in investable funds.

     A provision for income tax expense has not been charged against operations for the three month period ended June 30, 1998 as the Company expects a net loss for the current year, for accounting and tax purposes, greater than the amount of reflected second quarter 1998 net income.

     The net income for the three months ended June 30, 1998 was $384,217 compared to a net loss for the three months ended June 30, 1997 of $3,147,849. The $3,532,066 or 112% increase to net income was primarily due to the $5,000,000 in license fees resulting from the Cabletron Manufacturing Rights Agreement offset by higher research and development costs attributed to the rollout costs of the NV9224, higher commission expenses and higher legal, accounting and consulting fees associated with the execution of the Merger Agreement, OEM Agreement and Manufacturing Rights Agreement with Cabletron.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net revenues for the six months ended June 30, 1998 and 1997 were $6,894,487 and $9,013,071, respectively. Included in the net revenues for the six months ended June 30, 1998, is an initial non-refundable payment of $5,000,000 received under the Manufacturing Rights Agreement with Cabletron. The decrease in product revenues and engineering services of $7,118,584 or 79% was primarily due to the Company experiencing a delay in the release of the new NV9200 series product, of which first customer shipments were made in May of 1998, and the reduced demand for the Company's NV7500 and NV8500 series product lines. The majority of the 1997 product sales were for the NV7500 and NV8500 series product lines. The Company's products are subject to intense competition in the switching market characterized by frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological changes and continued emergence of new industry standards. The Company's revenue in any period is also dependent upon the sales efforts and success of the Company's OEM customers.

     Cost of revenues for the six months ended June 30, 1998 and 1997 were $5,426,484 or 286% of product revenues and engineering services, and $8,635,998 or 96% of product revenues and engineering services, respectively. The negative gross margin on product revenues and engineering services in 1998 is attributable to the Company charging operations approximately $3.1 million for a reduction in inventory valuation in the first quarter of 1998. This charge related primarily to a reduction in the estimated fair value of the Company's NV7500 series and NV8500 series product lines, which the Company believes were negatively affected by further market pricing pressure, and losses on firm purchase order commitments related to the above mentioned product lines. During the six months ended June 30, 1998, the Company also sold previously manufactured NV7500 and NV8500 products to one customer at significantly reduced margins. In addition, the Company's operating model requires greater manufacturing volumes in order to obtain the necessary purchasing economies of scale, production efficiencies and reasonable overhead application rates required to significantly improve gross margins. The second quarter 1997 low gross margin was primarily due to a number of factors including the Company's sale of certain previously manufactured inventory at below cost in order to reduce the Company's inventory exposure, as well as additional manufacturing costs incurred to meet scheduled shipments and inventory valuation issues identified by management and charged to operations. See additional information under "Liquidity and Capital Resources".

     In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in material costs, changes in other components of cost of revenues and the technological innovativeness of products sold. The timing, cost, performance, feature set, ASIC revisions and volume of the Company's new product lines may impact gross margins and could result in excess or obsolete inventories.

     Research and development expenses for the six months ended June 30, 1998 and 1997 were $4,489,839 or 65% of net revenues, and $3,171,593 or 35% of net revenues, respectively. The increase of expenses as a percentage of net revenue from the six months ended June 30, 1998 to the same period of 1997 is due to increases in expenditures and the decline in revenue. A significant portion of the increase of expenditures of $1,318,246 or 42% was due to related incentive and enhanced employee benefit packages, depreciation on equipment, and increased costs associated with new projects aimed at developing the Company's next generation of products. The Company will continue to spend significant amounts for research and development as the Company continues with the development of additional products and features based upon the next generation product architecture.

     Selling and marketing expenses for the six months ended June 30, 1998 and 1997 were $1,337,417 or 19% of net revenues and $1,279,765 or 14% of net revenues, respectively. The increase of $57,652 or 5% was primarily due to the expansion of selling efforts in the European, Middle East and African markets.

     General and administrative expenses for the six months ended June 30, 1998 and 1997 were $2,068,578 or 30% of net revenues and $1,749,245 or 19% of net revenues, respectively. The increase of $319,333 or 18% was principally due to professional fees related to the execution of the Merger Agreement, OEM Agreement and the Manufacturing Rights Agreement with Cabletron, which resulted in increased legal fees, accounting fees and consulting costs, as well as the addition of new personnel. In 1997 general and administrative expenses were higher than the prior period of 1996 primarily due to additional legal, accounting and consulting fees incurred after the resignation of the Company's former Chief Financial Officer in January 1997.

     Interest income for six months ended June 30, 1998 and 1997 was $337,038 and $472,794, respectively. The change in interest income is due to a decrease in investable funds.

     The net loss for the six months ended June 30, 1998 and 1997 was $6,099,550 and $5,434,909, respectively. The $664,641 increase in the net loss was due to a lower sales volume, sales at reduced margins, charges for inventory valuation issues and losses on firm purchase order commitments, continued research and development expense increases, and increases in general and administrative expenses due to the execution of the Merger Agreement, OEM Agreement and the Manufacturing Rights Agreement, offset by a license fee received by the Company under the Manufacturing Rights Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in March 1991, the Company has financed its development activities through a combination of an initial public offering completed in 1995 and private transactions involving the issuance of common stock for cash, convertible notes, bridge notes and the exercise of stock options and warrants. For the period from March 12, 1991 (inception) to June 30, 1998, the Company has raised $64,953,135 from such sources.

     At June 30, 1998, the Company had working capital of $16,554,810, including inventories of $6,238,107, accounts receivable of $2,414,646 and cash and cash equivalents of $13,264,973. Inventories include finished goods, parts and materials, of $1,178,000 and $824,784, respectively, related to the Company's earlier generation NV7500 and NV8500 product lines. The Company has reduced the carrying value of the inventory to its estimated net realizable value as of June 30, 1998. While the Company will continue to negotiate sales for these products, there can be no assurance that the Company will be successful in this effort. In the event the market pricing or customer acceptance for these products further decreases, additional charges to operations will be required.

     The Company requires substantial working capital to fund its business, particularly to finance new product development. In addition, capital is needed to support product procurement and manufacturing and accounts receivable. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. Management believes that there was some negative impact on the Company's sales to Asian-based customers in the second half of 1997 due to the Asian economic crisis, although it is difficult to quantify such impact. In addition, this negative impact on sales to Asian-based customers has continued throughout 1998 and may continue thereafter if the situation in Asia does not improve.

     The Company believes that its existing cash balances are sufficient to meet the liquidity requirements of the Company for at least the next twelve months. Management intends to supplement the Company's cash position through the financial support of its key suppliers whose trade terms with the Company are expected to provide a source of additional cash flow. The Company anticipates that operating losses in 1998 and any accounts receivable resulting from new sales of the next generation product will increase the cash demands of the Company. The Company's operations provided cash of $576,597 for the six months ended June 30, 1998, whereas for the six months ended June 30, 1997, the Company's operations utilized cash of $3,313,972. Management expects to use cash in operations for at least the remainder of the 1998 year. Additionally, the Company currently anticipates additional spending for capital expenditures in 1998 for computer software and network test equipment. In addition, depending on the completion of the merger transaction, the Company expects to procure an asset based credit line in 1998 to provide further available liquidity to the operations. However, because of continuing investments in research and development and operating losses, the Company may need to seek additional credit sources, alternative financing and/or further equity investment. The sources of such credit or equity investment may include the issuance of additional securities. There can be no assurance, however, that additional funds from equity or debt sources will be available on favorable terms or at all. The Company's future capital requirements will depend upon numerous factors, including the progress of the Company's cost reduction efforts for its existing products, the success or lack thereof of its new product development, the amount of resources devoted to manufacturing and marketing, technological advances, the status of competitors and the success or lack thereof of the Company's marketing activities.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          Exhibit 2.1 Agreement and Plan of Merger dated as of June 22, 1998, between Cabletron Systems, Inc., Tempest Acquisition, Inc. and the Company.

          Exhibit 10.01 Cabletron Systems, Inc., Agreement dated as of June 22, 1998 between Cabletron Systems, Inc., NetVantage, Inc. and Stephen R. Rizzone.

          Exhibit 10.16 Amended and Restatement of Employment Agreement dated as of June 22, 1998, between Stephen Rizzone and the Company.


          Exhibit 10.23  Management Incentive Compensation Plan, as Amended.

          Exhibit 27     Financial Data Schedule - Electronic Format Only

          (b) Reports on Form 8-K
          None

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date:     August 14, 1998


                                         BY:  /S/  STEPHEN R. RIZZONE
                                         ----------------------------
                                         STEPHEN R. RIZZONE,
                                         Chairman of the Board, President
                                         and Chief Executive Officer



                                         BY:  /S/  THOMAS IWANSKI
                                         ------------------------
                                         THOMAS IWANSKI,
                                         Vice President of Finance,
                                         Secretary and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


     NUMBER                   TITLE
     ------                   -----
     2.1     Agreement and Plan of Merger dated as of June 22, 1998, between
             Cabletron Systems, Inc., Tempest Acquisition, Inc. and the Company.

     10.01 Cabletron Systems, Inc., Agreement dated as of June 22, 1998 between Cabletron Systems, Inc., NetVantage, Inc. and Stephen R.
             Rizzone.

     10.16   Amended and Restatement of Employment Agreement dated as of June
             22, 1998, between Stephen R. Rizzone and the Company.

     10.23   Management Incentive Compensation Plan, as Amended.

     27      Financial Data Schedule - Electronic Format Only